Form 10-Q
period 2007-09-30
NANOSPHERE INC
filed 2007-12-13
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33775
Nanosphere, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4339870 (I.R.S. Employer Identification No.)

4088 Commercial Avenue (Address of principal executive offices)	Northbrook, Illinois 60062 (Zip Code)
Registrant’s telephone number, including area code: (847) 400-9000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of December 10, 2007 was 22,176,055.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	December 31,	September 30,
	2006	2007

CURRENT ASSETS:
Cash and cash equivalents	$29,112,429	$18,105,934
Accounts receivable	44,816	73,485
Inventories	884,849	1,874,421
Deferred equity financing costs	—	1,946,928
Other current assets	462,858	522,375

Total current assets	30,504,952	22,523,143

PROPERTY AND EQUIPMENT — At cost:
Computer equipment and software	730,144	846,275
Laboratory equipment	2,788,164	3,303,217
Furniture and fixtures	143,134	251,506
Leasehold improvements	2,086,977	2,235,938
Manufacturing equipment	2,056,830	2,916,520
Office equipment	66,007	67,068
Tooling	707,018	957,326

Total property and equipment — at cost	8,578,274	10,577,850
Less accumulated depreciation	(2,999,802)	(4,186,301)

Net property and equipment — at cost	5,578,472	6,391,549

INTANGIBLE ASSETS — Net of accumulated amortization	4,865,950	5,284,892

OTHER ASSETS	88,460	171,736

TOTAL	$41,037,834	$34,371,320

CURRENT LIABILITIES:
Accounts payable	$1,499,514	$2,071,595
Accrued compensation	872,508	857,189
Accrued license fees	360,000	406,455
Accrued legal expenses	137,088	139,218
Accrued financing costs	—	1,928,358
Other current liabilities	270,935	879,352
Note payable — related party	—	—
Long term debt — current portion	—	2,494,534
Lease payable — current portion	32,444	35,922

Total current liabilities	3,172,489	8,812,623

LONG-TERM LIABILITIES:
Accrued license fees — noncurrent	330,000	—
Lease payable — noncurrent portion	58,802	31,121
Long term debt — noncurrent portion	—	8,363,649
Preferred stock warrants	1,761,533	6,897,119
Convertible derivative liability	32,085,041	44,582,702

Total liabilities	37,407,865	68,687,214

CONVERTIBLE PREFERRED STOCK:
Series B Convertible Preferred Stock, $0.01 par value; Liquidation preference of $32,832 at September 30, 2007	25,396	25,396
Series C Convertible Preferred Stock, $0.01 par value; Liquidation preference of $6,968,675 at September 30, 2007	6,030,003	6,030,003
Series C-2 Convertible Preferred Stock, $0.01 par value; Liquidation preference of $47,794,091 at September 30, 2007	47,037,902	49,140,111
Series D Convertible Preferred Stock, $0.01 par value; Liquidation preference of $62,376,967 at September 30, 2007	55,774,739	60,442,890

Total Convertible Preferred Stock	108,868,040	115,638,400

STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 450,000,000 shares authorized at December 31, 2006 and September 30, 2007	92,580	92,580
Additional paid-in capital	2,051,126	3,374,617
Note receivable from chief executive officer	(1,440,000)	—
Deficit accumulated during the development stage	(105,941,777)	(153,421,491)

Total stockholders’ deficit	(105,238,071)	(149,954,294)

TOTAL	$41,037,834	$34,371,320

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period From
	Three Month	Three Month	Nine Month	Nine Month	December 30, 1999
	Period Ended	Period Ended	Period Ended	Period Ended	(Date of Incorporation)
	September 30,	September 30,	September 30,	September 30,	Through
	2006	2007	2006	2007	September 30, 2007

REVENUE:
Grant and contract revenue	$379,494	$192,880	$818,006	$919,383	$8,680,137
Product sales	89,030	6,125	116,660	59,795	358,325

Total revenue	468,524	199,005	934,666	979,178	9,038,462
COSTS AND EXPENSES:
Cost of product sales	31,049	2,844	31,049	21,211	193,830
Research and development	4,134,451	5,674,390	12,009,047	15,893,437	73,263,861
Sales, general, and administrative	1,443,795	4,429,214	4,107,726	9,685,797	28,984,949

Total costs and expenses	5,609,295	10,106,448	16,147,822	25,600,445	102,442,640

Loss from operations	(5,140,771)	(9,907,443)	(15,213,156)	(24,621,267)	(93,404,178)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	—	(11,888,721)	(2,916,822)	(11,888,721)	(14,805,543)
Change in fair value of preferred stock warrants	7,053	(4,858,974)	(237,051)	(5,135,586)	(5,272,615)
Foreign exchange loss	—	(27,175)	—	(40,945)	(40,945)
Interest expense — related party	—	—	(146,550)	—	(388,804)
Interest expense	(1,879)	(572,772)	(3,464)	(1,396,520)	(1,404,026)
Interest income	505,010	286,654	988,765	1,045,087	2,953,236

Total other income (expense)	510,184	(17,060,988)	(2,315,122)	(17,416,685)	(18,958,697)

NET LOSS	(4,630,587)	(26,968,431)	(17,528,278)	(42,037,952)	(112,362,875)
Accumulated convertible preferred stock dividends	(1,531,329)	(1,652,493)	(2,882,262)	(4,832,822)	(9,656,952)
Convertible preferred stock redemption value adjustment	—	—	(17,737,544)	(608,940)	(31,401,664)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(6,161,916)	$(28,620,924)	$(38,148,084)	$(47,479,714)	$(153,421,491)

Net loss per common share — basic and diluted	$(6.61)	$(30.69)	$(45.32)	$(50.91)
Weighted average number of common shares outstanding — basic and diluted	932,564	932,646	841,824	932,646
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit
(Unaudited)

				Note	Deficit
				Receivable	Accumulated
			Additional	From Chief	During the
	Common Stock		Paid-In	Executive	Development
	Shares	Par Value	Capital	Officer	Stage	Total
BALANCE — December 30, 1999	—	$—	$—	$—	$—	$—
Issuance of common stock upon incorporation	606,000	12,036				12,036
Issuance of common stock in exchange for a license	3,915					—
Exercise of stock options on common stock (since incorporation)	1,551	248	25,951			26,199
Issuance of dividends on Series A Convertible Preferred Stock (since incorporation)					(410,539)	(410,539)
Net loss (since incorporation)					(19,956,131)	(19,956,131)

BALANCE — December 31, 2003	611,466	12,284	25,951		(20,366,670)	(20,328,435)
Share-based compensation related to stock options			38,308			38,308
Convertible preferred stock redemption value adjustment					(10,156,393)	(10,156,393)
Net loss					(10,901,911)	(10,901,911)

BALANCE — December 31, 2004	611,466	12,284	64,259		(41,424,974)	(41,348,431)
Exercise of stock options on common stock	250	63	1,812			1,875
Share-based compensation related to stock options			219,353			219,353
Convertible preferred stock redemption value adjustment					(2,898,787)	(2,898,787)
Net loss					(15,935,300)	(15,935,300)

BALANCE — December 31, 2005	611,716	12,347	285,424		(60,259,061)	(59,961,290)
Issuance of common stock on March 16, 2006 at $4.50 per share in exchange for a note receivable	320,000	80,000	1,360,000	(1,440,000)
Exercise of stock options on common stock	930	233	6,742			6,975
Share-based compensation related to stock options			398,960			398,960
Undeclared and unpaid 6% dividends, earned in 2006 on Series C-2 and Series D Convertible Preferred Stock					(4,413,591)	(4,413,591)
Convertible preferred stock redemption value adjustment					(17,737,544)	(17,737,544)
Net loss					(23,531,581)	(23,531,581)

BALANCE — December 31, 2006	932,646	92,580	2,051,126	(1,440,000)	(105,941,777)	(105,238,071)
Share-based compensation related to stock options			1,232,751			1,232,751
Interest received on note receivable from chief executive officer			90,740			90,740
Proceeds from note receivable from chief executive officer				1,440,000		1,440,000
Undeclared and unpaid 6% dividends, earned on Series C-2 and Series D Convertible Preferred Stock					(4,832,822)	(4,832,822)
Convertible preferred stock redemption value adjustment					(608,940)	(608,940)
Net loss					(42,037,952)	(42,037,952)

BALANCE — September 30, 2007	932,646	$92,580	$3,374,617	$—	$(153,421,491)	$(149,954,294)

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From
	Nine Month	Nine Month	December 30, 1999
	Period Ended	Period Ended	(Date of Incorporation)
	September 30,	September 30,	Through
	2006	2007	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,528,278)	$(42,037,952)	$(112,362,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936,654	1,275,936	4,379,056
Amortization of financing costs and accretion of debt discount	—	470,702	470,702
Loss from write-off of intangible assets	—	206,683	505,606
Share-based compensation	297,883	1,232,751	1,889,372
Change in fair value of preferred stock warrants	237,051	5,135,586	5,272,615
Change in fair value of convertible derivative liability	2,916,822	11,888,721	14,805,543
Changes in operating assets and liabilities:
Accounts receivable	183,255	(28,669)	(73,485)
Inventories	(968,648)	(989,572)	(1,874,421)
Other current assets	(485,763)	(59,517)	(576,269)
Other assets	(10,000)	10,830	(77,630)
Accounts payable	86,002	464,622	1,597,725
Accrued and other current liabilities	916,351	610,932	2,001,530

Net cash used in operating activities	(13,418,671)	(21,818,947)	(84,042,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment maturities	1,047	—	53,894
Purchases of property and equipment	(1,172,221)	(1,876,758)	(10,129,280)
Investments in intangible assets	(1,672,366)	(1,029,670)	(5,382,227)

Net cash used in investing activities	(2,843,540)	(2,906,428)	(15,457,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	1,320,148		6,339,210
Proceeds from issuance of debt		12,500,000	12,500,000
Repayment of long term debt		(154,522)	(154,522)
Payments on capital lease obligation	(14,286)	(24,203)	(50,642)
Proceeds from principle and interest on CEO note receivable		1,530,740	1,530,740
Deferred financing fees		(114,565)	(114,565)
Stock issuance costs		(18,570)	(18,570)
Proceeds from the issuance of common stock	6,975		47,085
Proceeds from the issuance of Series A Convertible Preferred Stock			3,008,357
Proceeds from the issuance of Series B Convertible Preferred Stock			5,375,001
Proceeds from the issuance of Series C Convertible Preferred Stock			15,000,000
Proceeds from the issuance of Series C-2 Convertible Preferred Stock			27,350,087
Proceeds from the issuance of Series D Convertible Preferred Stock	46,793,897		46,793,897

Net cash provided by financing activities	48,106,734	13,718,880	117,606,078

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,844,523	(11,006,495)	18,105,934
CASH AND CASH EQUIVALENTS — Beginning of period	3,641,338	29,112,429

CASH AND CASH EQUIVALENTS — End of period	$35,485,861	$18,105,934	$18,105,934

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease	$117,685	$	$117,685
Capital expenditures included in accounts payable	402,334	220,497	220,497
Capital expenditures included in accrued liabilities		110,387	110,387
Patent costs capitalized and included in accounts payable	170,822	253,372	253,372
Patent and license costs capitalized and included in accrued liabilities	65,000	347,654	347,654
Common stock issued for note payable — related party	1,440,000		1,440,000
Payment of Series A Convertible Preferred Stock dividends in additional shares of Series A Convertible Preferred Stock			410,539
Accumulated dividends on Series C-2 and Series D Convertible Preferred Stock — undeclared and unpaid	2,882,262	4,832,822	9,246,413
Conversion of related party notes payable and accrued interest of $204,335, into Series C-2 Convertible Preferred Stock			7,212,156
Conversion of related party notes payable and accrued interest of $177,358 into Series D Convertible Preferred Stock	6,516,568		6,516,568
Equity offering transaction costs included in deferred equity financing costs and accrued financing costs		1,928,358	1,928,358
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006 and September 30, 2007, and
For the three and nine month periods ended September 30, 2006 and 2007 and for the Cumulative Period From December 30, 1999
(Date of Incorporation) Through September 30, 2007
(Unaudited)
1. Description of Business
     Nanosphere, Inc. (the “Company”) was incorporated in Delaware on December 30, 1999. On January 3, 2000, Nanosphere, Inc. merged with Nanosphere LLC, an entity owned by the founders of the Company. The Company began operations upon incorporation on December 30, 1999. The Company develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform. The Company has been, since its inception, in the development stage, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. As discussed in Note 11, on November 6, 2007, the Company closed on the sale of 8,050,000 shares of its common stock in connection with its initial public offering raising approximately $102 million, net of transaction expenses.
     Basis of Presentation — The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $153.4 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through research and development contracts.
     In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
     As discussed in Note 11, all common stock share and per share data (except par value), for all periods presented, have been adjusted to reflect the effect of the one-for-25 stock split, effected on October 16, 2007. In addition, the number of shares of common stock issuable upon exercise of stock options and convertible preferred stock warrants, the ratio by which the number of shares of convertible preferred stock is multiplied by to determine the number of shares of common stock into which such preferred stock converts, as well as the number of shares of common stock reserved for issuance under our equity incentive plans, were proportionately decreased in accordance with the terms of those respective agreements and plans and the Company’s Amended and Restated Certificate of Incorporation, as amended.
2. Summary of Significant Accounting Policies
     Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. The majority of these funds are held in interest-bearing money market and bank checking accounts. Interest income is recorded on an accrual basis as earned.
     Receivables — Accounts receivable consist of amounts due to the Company under various contracts and government grants. An allowance for doubtful accounts is not recorded because the Company believes that all receivables are fully collectible.
     Inventories — Inventories are carried at the lower of cost or market, using the first-in, first-out method. Inventory on hand at December 31, 2006 and September 30, 2007 consisted of $27,209 and $650,048 of finished goods, respectively, and $857,640 and $1,224,373 of work-in-process component parts related to the Company’s diagnostic instrument product lines, respectively.
     Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are:

Computers and office equipment	3 years
Engineering and laboratory equipment, including tooling	5 years
Furniture and fixtures	7 years
Manufacturing equipment	7 years
Leasehold improvements	7 years

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Assets classified as leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term using the straight-line method. Capitalized leased assets are amortized using the straight-line method over the estimated useful life. Maintenance and repair costs are expensed as incurred.
     Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of patent costs and purchased intellectual property. For patent costs, amortization begins upon the patent grant date and is calculated using the straight-line method over the remaining lives of the granted patents, which range from 9.75 to 17.25 years. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of purchased intellectual property will begin upon the Company obtaining FDA clearance to sell products containing the licensed technology and will be calculated using the straight-line method over the remaining expected life of the licensed technology, which range from 1.5 to 17 years.
     Deferred Financing Costs — Deferred financing costs of $114,565 incurred in connection with the Company’s issuance of debt are amortized over the life of the debt using the effective interest rate method with amortization of such costs being charged to interest expense. Such costs are classified in Other Assets on the Balance Sheet at September 30, 2007. In addition, as of September 30, 2007, $1,946,928 of transaction costs associated with the Company’s filing of a registration statement for an initial public offering of its common stock are included in Deferred Equity Financing Costs and will be reclassified in the fourth quarter to Stockholders’ Deficit offsetting the proceeds from the offering which the Company received on November 6, 2007 (Note 11). The liabilities associated with the unpaid portion of these transaction costs are classified as Accrued Financing Costs on the Balance Sheet at September 30, 2007.
     Impairment of Long-Lived Assets — The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value of such assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If impairment is indicated, the Company will value the asset at its estimated fair value.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company’s more significant estimates and assumptions include its accounting for stock-based compensation. Actual results could differ from those estimates.
     Revenue Recognition — The Company is in the development stage and has generated limited revenues since its inception. The Company recognizes revenue under grants and contracts and for reimbursement of related research and development expenses at the time the relevant expenses are incurred. For product sales, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss is transferred to customers, the price to the buyer is fixed or determinable, and collectability is reasonably assured.
     Verigene System instrument units are sold outright to customers or via sales-type lease arrangements. Verigene System units are also leased to customers pursuant to operating leases. The Company recognizes revenue from sales of the Verigene System, including cartridges and related products generally upon shipment or, in certain transactions, upon customer acceptance. Revenue and related cost for Verigene System instrument units sold via sales-type leases are generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Under operating lease arrangements revenue is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and amortized over its estimated useful life. To date, the Company has not sold any products via sales-type leases.
     Research and Development Costs — Research and development costs are expensed as incurred.
     Income Taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
which the differences are expected to reverse. An allowance is provided to reduce net deferred tax assets to the amount management believes will, more likely than not, be recovered.
     In June 2006, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. The Company adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have an impact on the Company’s financial position, results of operations, or cash flows.
     Share-Based Compensation — The Company issues share-based compensation consisting of common stock options issued to employees, consultants, and founders. Effective January 1, 2005, the Company adopted, on a prospective basis, the provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”) which provides for recognition of compensation expense based on the fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis over the vesting period of the options. Previously, the Company applied the provisions of SFAS No. 123 to its stock-based compensation and adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.
     Preferred Stock — The Company recognizes changes in the redemption value of its preferred stock immediately as they occur and adjusts the carrying value of the preferred stock to be equal to the redemption value of the preferred stock at the end of each reporting period.
     New Accounting Standards Issued Not Yet Adopted — In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurement” and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS No. 157 encourages entities to combine fair value information disclosed under SFAS No. 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where applicable. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the impact that adoption of these statements will have on its financial position, results of operations, or cash flows.
     Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, Earnings Per Share, for the three and nine month periods ended September 30, 2006 and 2007. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
     The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2006 and 2007, did not include the effects of the following options, convertible preferred stock and convertible preferred stock warrants as the inclusion of these securities would have been antidilutive.

	Three and nine month periods
	ended September 30,
	2006	2007
Stock options	857,728	3,251,548
Convertible preferred stock	12,069,968	12,291,401
Convertible preferred stock warrants	1,445,997	1,445,997

	14,373,693	16,988,946

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
3. Intangible Assets
     Intangible assets, consisting of purchased intellectual property and capitalized patents costs, as of December 31, 2006 and September 30, 2007 comprise the following:

	December 31, 2006		September 30, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Intellectual property — licenses	$1,796,359	$—	$1,821,682	$—
Patents	3,172,335	(102,744)	3,655,391	(192,181)

Total	$4,968,694	$(102,744)	$5,477,073	$(192,181)

     Amortization expense for intangible assets amounted to $14,744 and $33,699 for the three and nine month periods ended September 30, 2006, respectively, and to $25,619 and $89,437 for the three and nine month periods ended September 30, 2007, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2007 (Period from October 1 to December 31)	$111,895
2008	447,580
2009	304,588
2010	232,195
2011	232,195
     Patent amortization commences on the grant date of the underlying patent and continues over the remaining life of the granted patent. Licenses are amortized from the date of FDA clearance of products associated with the licensed technology and continues over the remaining life of the license. On September 17, 2007, the Company received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the Verigene System and warfarin metabolism assay. In addition, on October 12, 2007, the Company received 510(k) clearance from the FDA for its hyper-coagulation assay. The future amortization expense reflected above is based on patents granted as of September 30, 2007 and licenses related to FDA cleared products, including licenses related to the hyper-coagulation assay.
     The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization expense associated with the licenses is not included in the table above.
     Costs deferred related to pending patent applications for which amortization has not commenced totaled $2.3 million as of December 31, 2006 and September 30, 2007. Costs deferred are written off if, and when, patent applications are abandoned or allowed to expire. Deferred patent costs written off were zero for both the three and nine month periods ended September 30, 2006 and were zero and $206,683 for the three and nine month periods ended September 30, 2007, respectively.
4. Related Party Transactions
     Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 and $112,500 for the three and nine month periods, respectively, ended September 30, 2006 and September 30, 2007, which are recorded as research and development costs in the accompanying statements of operations.
     In 2006, the Company issued short term notes for total proceeds of $1,320,148 to the following existing stockholders, R. Capital II, Ltd., Adam N. Mirkin, Rhoderic Peter Mirkin, Richard Segal, Steven E. Mather and Lurie Investment Fund, L.L.C. Such notes, along with $5,019,062 of similar notes issued to existing stockholders Lurie Investment Fund, L.L.C. and Steven E. Mather in 2005, were converted into Series D Convertible Preferred Stock, along with unpaid interest of $177,358 accrued thereon (see Note 8).
     In March 2006, the Company issued to William Moffitt, the Company’s chief executive officer and a director, 320,000 shares of restricted common stock at a price of $4.50 per share, for an aggregate price of $1,440,000. As of December 31, 2006, the Company would be required to repurchase for a price of $4.50 a share 80,000 shares of this restricted stock in the event of certain occurrences, all of which would involve the termination of William Moffitt’s employment with the Company. The restrictions on the common

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
stock lapsed in July 2007. In connection with the sale, the Company received a full recourse, long-term promissory note from William Moffitt for a total of $1,440,000, which note is secured by the shares of common stock purchased. Interest on the promissory note accrues and is paid annually in cash at an interest rate of 4.51%. For the year ended December 31, 2006, $51,414 of interest had accrued on the note. During the three and nine month periods ended September 30, 2007, $25,798 and $90,740, respectively, of interest was paid to the Company on the note. Interest on the note is recorded as additional paid in capital when received. Interest income on this note was $16,236 and $35,178 for the three and nine month periods ended September 30, 2006, respectively, and $6,855 and $39,327 for the three and nine month periods ended September 30, 2007, respectively. In August 2007, the note receivable, along with the accrued and unpaid interest, due from the Company’s chief executive officer was repaid.
     In August 2007, in accordance with terms of the Amended Bonus Agreement between the Company and the chief executive officer, the Company paid a $2.3 million bonus payment to the chief executive officer.
5. Equity Incentive Plan
     The Company’s 2000 Equity Incentive Plan, as amended (the “Plan”), permitted the grant of options to employees, founders, and consultants for up to 1,600,000 shares of common stock. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant; those option awards have various vesting structures and have 10 year contractual terms. In connection with the approval of the 2007 Plan as defined below, the Company terminated the 2000 Plan and therefore, the Company may not make any further awards of options, share appreciations rights or restricted shares under the 2000 Plan.
     In March 2007 the Company’s board of directors adopted and the shareholders approved the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares incentive stock options, deferred share units and performance awards. The total awards to be granted under this plan cannot exceed 4,016,141 shares, plus up to an additional 1,181,128 shares of common stock that will become available in the event that awards made under the 2000 Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares equal to the least of: 900,000 shares of common stock; 4.0% of the Company’s outstanding shares of common stock as of such date; and an amount determined by the board of directors.
     Option awards under the 2007 Plan are generally similar to those under the 2000 Plan. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 31% of the options granted and outstanding contain “accelerated vesting” provisions.
     The fair values of the Company’s option awards were estimated at the dates of grant using the Black Scholes option pricing model with the following assumptions:

	2004	2005	2006	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	75%	80%	85%	77%
Risk free interest rate	3.94	4.13	4.82	4.51
Weighted-average expected option life	6.3 years	7.5 years	8.4 years	7.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.24	$2.28	$2.56	$3.31
Estimated forfeiture rate for unvested options	N/A	12.5%	12.5%	4.6%
     Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin No. 107. Total compensation cost was $101,568 and $297,883 for the three and nine month periods ended September 30, 2006, respectively, and was $442,504 and $1,232,751 for the three and nine month periods ended September 30, 2007, respectively.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     As of September 30, 2007, the total compensation cost not yet recognized related to the nonvested awards is approximately $7,346,185, which amount is expected to be recognized over the next five years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
     A summary of option activity under the Plan as of September 30, 2007, and for the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2007	860,728	$6.25
Granted	2,388,820	$4.50
Exercised
Forfeited	(4,800)	$4.75

Outstanding — September 30, 2007	3,244,748	$4.98	9.03	$30,059,290

Exercisable — September 30, 2007	444,435	$7.90	7.02	$3,503,567

Vested and Expected to Vest — September 30, 2007	3,102,896	$5.00	8.96	$28,711,696

     There was no intrinsic value associated with any options exercised during 2006 or 2007.
     Included in the number of options outstanding at September 30, 2007, are 1,415,710 options with an exercise price of $4.50 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred, therefore the related options are not exercisable as of September 30, 2007. The total fair value of shares vested was $92,467 and $234,728 for the three and nine month periods ended September 30, 2006, respectively, and was $6,718 and $489,606 for the three and nine month periods ended September 30, 2007, respectively.

		Weighted Average
	Number of	Grant Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2007	618,952	$2.25
Granted	2,388,820	3.31
Vested	(202,959)	2.87
Forfeited	(4,500)	4.57

Nonvested at September 30, 2007	2,800,313	$3.10

6. Income Taxes
     Net deferred tax assets consist primarily of net operating loss (“NOL”) carryforwards related to U.S. federal and state taxes. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. Due to the uncertainty of future earnings, management is unable to predict whether these net deferred tax assets will be realized, and accordingly, has recorded a full valuation allowance against these assets.
     NOL carryforwards of approximately $85.4 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts beginning in 2020. The Company also has federal research and development tax credit carryforwards of $5.3 million which will begin to expire in 2020.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and September 30, 2007:

	December 31,	September 30,
	2006	2007
Deferred tax assets/(liabilities):
Net operating losses	$25,120,442	$33,989,080
Research and development credits	4,263,902	5,294,408
Depreciation on property and equipment	(391,640)	(170,243)
Amortization of intangible assets	(1,288)	15,673

	28,991,416	39,128,918
Less valuation allowance	(28,991,416)	(39,128,918)

Deferred tax asset — net	$—	$—

     The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the three and nine month periods ended September 30, 2006 and 2007 is as follows:

	Three and Nine Month Periods
	Ended September 30,
	2006	2007
	(unaudited)	(unaudited)
Tax provision at the statutory federal rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.0%	4.0%
Valuation allowance	(38.0)%	(38.0)%

	0%	0%

7. License Agreements
     The Company entered into a license agreement with Northwestern University (“Northwestern”) in May 2000 (the “Original License Agreement”). Pursuant to the Original License Agreement and the previous related license issued to Nanosphere LLC at no cost, the Company had been granted an exclusive, world-wide, royalty free, perpetual license, with right to sublicense, to all technology developed by, or under the supervision of, Chad Mirkin at Northwestern, to the extent that such technology relates to biological diagnostics involving nanoparticles. In exchange, the Company issued to Northwestern 3,915 shares of the Company’s common stock. As the fair value of the Company’s common stock at the time the Original License Agreement was entered into was deemed to be de minimus, this license was recorded at a zero value in the Company’s balance sheet. As part of the Original License Agreement, the Company agreed, at its own expense, to bear all of the costs for the prosecution of any and all patents, domestic and international, that arise from the licensed technology. Under the Original License Agreement, the Company had the right, but not the obligation, at its own expense, to prosecute any infringements or defend any claims of invalidity or unenforceability of any of its licensed technology rights.
     In 2006, the Company entered into a new license agreement with Northwestern, which replaced the prior agreement and provides the Company with an exclusive license to certain patents and patent applications owned by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, or Nanotechnology, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules, or Biobarcode Technology. The license is limited to the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations.
     The New License Agreement includes licenses to patents and patent applications based on existing inventions and future inventions developed in the laboratory of Dr. Mirkin or Dr. Letsinger, by or under their direct supervision, and conceived prior to January 1, 2013 that are Nanotechnology or Biobarcode Technology referred to herein as Licensed Patents. The Company has an obligation to use commercially reasonable efforts to bring the subject inventions of the Licensed Patents to market. If the parties disagree as to whether they are meeting this diligence requirement, an arbitrator may require us to comply with a timeline for cure or convert our exclusive license to a non-exclusive license; Northwestern does not have the right to revoke any license to the Licensed Patents already granted to the Company.
     The Company also has the first right to negotiate an exclusive license to inventions developed in the laboratory of Dr. Mirkin or Dr. Letsinger, by or under their direct supervision, and (1) conceived after January 1, 2013 that are Nanotechnology or Biobarcode

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Technology and (2) that are not Nanotechnology or Biobarcode Technology, but otherwise within the Biodiagnostics Field, conceived prior to January 1, 2013. Both (1) and (2) are herein referred to as Future Inventions. If the parties cannot agree on the terms of the license for the Future Inventions, the parties shall submit to arbitration to determine reasonable terms. For inventions conceived after January 1, 2013 that are not Nanotechnology or Biobarcode Technology, but otherwise within the Biodiagnostics Field, the Company has the right to negotiate a license if Northwestern offers such inventions to third parties. If the Company has a license based on Future Inventions, Northwestern has the right to terminate the license upon any material breach that the Company does not cure or upon our bankruptcy.
     The Company has an obligation to pay Northwestern a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007. The Company has paid Northwestern $31,000 for the year ended December 31, 2006 in connection with the Original License Agreement, and zero and $30,000 for the three and nine month period ended September 30, 2007, respectively, in connection with the New License Agreement.
     The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2007, the Company has paid aggregate initial license fees of $1,821,682 for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $197,500 in 2007, $183,000 in 2008, $189,000 in 2009, $120,000 in 2010, $125,000 in 2011 and are $40,000 to $160,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2023.
8. Convertible Preferred Stock
     Series A Convertible Preferred Stock — In 2000, the Company sold to a single stockholder 4,328,571 shares of its Series A Convertible Preferred Stock, for $0.4633 per share, for an aggregate consideration of $2,005,571. Series A Convertible Preferred Stock carried a dividend rate of 6.5%, which was paid in shares of Series A Convertible Preferred Stock at the Company’s option. Dividends for this class of convertible preferred stock in the amounts of 886,125 shares of Series A Convertible Preferred Stock were declared and paid in 2000-2002. A warrant to purchase 2,164,287 shares of Series A Convertible Preferred Stock at $0.4633 per share was also provided to the stockholder at the time of the original purchase and was exercised in 2001 for total consideration of $1,002,786. All outstanding shares of the Series A Convertible Preferred Stock were converted into shares of Series C-2 Convertible Preferred Stock in 2004. Upon conversion, $976,766 of the Series A Convertible Preferred Stock book value was reclassified to convertible derivative liability. The Series A Convertible Preferred Stock is no longer authorized under the Company’s Amended and Restated Certificate of Incorporation.
     Series B Convertible Preferred Stock — In 2001, the Company sold 3,486,395 shares of its Series B Convertible Preferred Stock for $1.47 per share and, in 2002, sold 113,122 shares of its Series B Convertible Preferred Stock for $2.21 per share, for an aggregate consideration of $5,375,001. In 2004, 3,582,510 shares of the Series B Convertible Preferred Stock were converted into shares of Series C-2 Convertible Preferred Stock. Upon conversion, $1,528,571 of the Series B Preferred Stock book value was reclassified to convertible derivative liability. The number of shares of Series B Convertible Preferred Stock authorized, issued and outstanding at December 31, 2006 and September 30, 2007 was 17,007.
     Series C Convertible Preferred Stock — In 2002, the Company sold 25,000,000 shares of its Series C Convertible Preferred Stock for $0.60 per share, for an aggregate consideration of $15,000,000. In 2004, 14,949,993 shares of the Series C Convertible Preferred Stock were converted into shares of Series C-2 Convertible Preferred Stock. Upon conversion, $2,562,856 of the Series C Convertible Preferred Stock book value was reclassified to convertible derivative liability. The number of shares of Series C Convertible Preferred Stock authorized at December 31, 2006 and September 30, 2007 was 10,066,673; and 10,050,007 shares were issued and outstanding at December 31, 2006 and September 30, 2007.
     Series C-2 Convertible Preferred Stock — In 2004, the Company sold 49,155,241 shares of its Series C-2 Convertible Preferred Stock for $0.35 per share, for an aggregate consideration of $17,204,334. In 2005, the Company sold to existing stockholders 28,987,866 shares of its Series C-2 Convertible Preferred Stock for $0.35 per share, for an aggregate consideration of $10,145,753. Of the total consideration received, $7,814,312 was allocated to the convertible derivative liability. The number of shares of Series C-2 Convertible Preferred Stock authorized at December 31, 2006 and September 30, 2007 was 132,263,734; and 128,825,044 shares were issued and outstanding at December 31, 2006 and September 30, 2007.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Series D Convertible Preferred Stock — On April 12, 2006, the Company sold to new and existing investors 162,857,142 shares of its Series D Convertible Preferred Stock for $0.35 per share, for an aggregate consideration of $53,310,465. Of the total consideration received, $16,285,714 was allocated to the convertible derivative liability. The Company issued 5,535,824 shares of Series D Convertible Preferred Stock in February 2007 in connection with its debt financing as described in Note 10. The number of shares of Series D Convertible Preferred Stock authorized at December 31, 2006 and September 30, 2007 was 196,980,276 and 204,123,276, respectively; and 162,857,142 and 168,392,966 shares were issued and outstanding at December 31, 2006 and September 30, 2007, respectively.
     Prior to the closing of certain of the convertible preferred stock issuances described above, the Company entered into bridge financing with existing investors through the issuance of bridge notes payable. The notes, and the interest accrued thereon, were ultimately converted into shares of convertible preferred stock in the next following issued series of convertible preferred stock on the same terms as the other shares issued in that series of convertible preferred stock. Interest expense accrued on such notes is included in Interest Expense — Related Party.
Rights and Privileges on Convertible Preferred Stock
     At September 30, 2007, the Company had four series of convertible preferred stock subject to certain rights and privileges under the Company’s Amended and Restated Certificate of Incorporation.
     At any time subsequent to April 12, 2013, the holders of a majority of the then outstanding Series C-2 Convertible Preferred Stock or Series D Convertible Preferred Stock may require the Company to redeem all of the respective series of preferred shares. The price paid by the Company for the preferred shares would be the greater of a) the liquidation value of the preferred share series being redeemed, plus any declared and unpaid dividends not previously added to the liquidation value, or b) the fair market value per share, on the date the redemption request was made, of the series of preferred stock being redeemed. Upon such request by a majority of the holders of one series of the convertible preferred stock, holders of the other series of convertible preferred stock may request redemption of their series of convertible preferred stock, and such series will be redeemed if a majority of the holders of such series make a redemption request. The redemption price for the Series B and Series C Convertible Preferred Stock, if redeemed, is the greater of the liquidation value or the fair value of the convertible preferred shares.
     The Company classifies the convertible preferred stock as mezzanine equity on the balance sheet. The Company recognizes changes in the redemption value immediately as they occur via direct charges to Accumulated Deficit and adjusts the carrying value of the Preferred Stock to equal its redemption value at the end of each reporting period.
     Series B, C, C-2 and D Convertible Preferred Stock — Series B Convertible Preferred Stockholders, Series C Convertible Preferred Stockholders, Series C-2 Convertible Preferred Stockholders and Series D Convertible Preferred Stockholders have the following rights and privileges:
     Voting — Holders of each Series B, C, C-2 and D Convertible Preferred Stock shall have voting rights on an as if converted (to common shares) basis. The holders of the Series C-2 Convertible Preferred Stock and the Series D Convertible Preferred Stock, respectively as a single class, shall each have the right to elect two directors to the Company’s board of directors. All remaining members of the board of directors are elected by the holders of the Series B, C, C-2 and D Convertible Preferred Stock, along with the common stockholders, voting as a single class.
     Conversion — The holder of any shares of Series B, C, C-2 and D Convertible Preferred Stock have the right at the holder’s option, at any time, to convert any of such shares into such number of fully paid and nonassessable shares of common stock as is determined (i) in the case of the Series B Convertible Preferred Stock, by multiplying 0.098 by the number of Series B Convertible Preferred Stock shares being converted into common stock at the time of conversion, (ii) in the case of the Series C Convertible Preferred Stock, Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock, by multiplying 0.04 by the number of Series C Preferred, Series C-2 Preferred or Series D Preferred shares, respectively, being converted into common stock at the time of conversion. The conversion rate for all series of convertible preferred stock is adjustable under certain circumstances (primarily if the Company sells equity for a price or at a conversion rate which is less than the original sales price of the respective convertible preferred stock series). Further, certain events, such as a Qualified Public Offering (as defined) would trigger an automatic conversion of the Convertible Preferred Stock to common stock.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The convertible feature in the Company’s Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock is accounted for separately from the convertible preferred stock, and has been accounted for as a derivative liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The conversion feature of the convertible preferred stock meets the criteria of an embedded derivative as defined by paragraph 12 of SFAS 133, and accordingly, is bifurcated from the convertible preferred stock and accounted for separately as a liability, the convertible derivative liability. The conversion feature, when classified as a derivative liability, is required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which results in a non-cash charge to other income or expense in the Statement of Operations. Such charges were zero and $2.9 million for the three and nine month periods ended September 30, 2006, respectively, and were $11.9 million for both the three and nine month periods ended September 30, 2007. The fair value of the convertible derivative liability is determined, at each reporting date, using the option pricing method detailed in the AICPA Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”
     Dividends — The holders of shares of Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive, when and if declared by the board of directors, out of assets of the Company which are by law available therefore under the Delaware General Corporation Law and other applicable law, prior and in preference to any declaration or payment on the common stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock, cumulative dividends at an annual rate of six percent (6%) of the Liquidation Value (as defined), beginning effective April 12, 2006, payable in cash. At September 30, 2007, there were cumulative undeclared and unpaid dividends of $9,246,413 on the Company’s Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock.
     If the Company declares or pays any dividends upon the common stock, other than dividends payable solely in shares of common stock, the Company will also declare and pay dividends to the holders of the Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock, on an as-if converted to common basis. Holders of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are not entitled to receive dividends.
     Liquidation — Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder of Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive (in cash or other consideration) from the assets of the Company available for distribution to stockholders prior and in preference to the holders of all other classes and series of stock, including holders of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock or common stock, an amount equal to the greater of (a) the sum of the aggregate Liquidation Value of all Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock, as applicable, plus an amount equal to all accrued and unpaid dividends on such shares of Convertible preferred stock, which have not previously been added to the Liquidation Value thereof or (b) the aggregate amount such holder would receive in a liquidation, dissolution or winding up of the Company with respect to all of the Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock, as applicable, held by such holder if such convertible preferred stock was converted into common stock. Liquidation Value as to Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock is defined as the sum (as proportionately adjusted for stock splits, stock dividends, stock combinations and other recapitalizations affecting the Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock, as applicable) of $0.35 per share plus an amount equal to any dividends on such series of convertible preferred stock that have accrued on any Dividend Payment Date that have not been paid. The Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock shall not be entitled to any further payment.
     After payment to the Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock holders, each holder of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock shall be paid, on a pari passu basis, before distribution to holders of the common stock, an amount (in cash or other consideration), if any, equal to the greater of (a) the sum of the aggregate Liquidation Value of all Series B Convertible Preferred Stock ($1.9305 per share) and Series C Convertible Preferred Stock ($0.6934 per share), as applicable (as proportionately adjusted for stock splits, stock dividends, stock combinations and other recapitalizations affecting the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, as applicable), or (b) the aggregate amount such holder would receive in a liquidation, dissolution or winding up of the Company with respect to all of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, as applicable, held by such holder if such convertible preferred stock was converted into common stock.
     If, upon the occurrence of such event, the assets and funds to be distributed among the holders of shares of the Company’s convertible preferred and common stockholders are insufficient to permit payment to such holders of the aggregate amount to which they are entitled as described above, then any such distributions shall be first to the Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock holders proportionately based upon the amount to which such holders are entitled; second to the

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Series C Convertible Preferred Stock and Series B Convertible Preferred Stock proportionately based upon the amount to which such holders are entitled; with any remaining assets and funds available distributed to the holders of the Company’s common stock on a proportionate basis.
     The Company’s convertible preferred stock transactions from December 30, 1999 (date of incorporation) through September 30, 2007, are as follows:

						Total
						Convertible
						Preferred
	Series A	Series B	Series C	Series C-2	Series D	Stock
Issuance of 4,328,571 shares of Series A Convertible Preferred Stock on January 18, 2000	$2,005,571					$2,005,571
Exercise of warrant for 2,164,287 shares of Series A Convertible Preferred Stock on March 13, 2001	1,002,786					1,002,786
Issuance of 886,125 shares of Series A Convertible Preferred Stock as dividends on Series A Convertible Preferred Stock	410,539					410,539
Issuance of 3,486,395 shares of Series B Convertible Preferred Stock on March 13, 2001		$5,125,001				5,125,001
Issuance of 113,122 shares of Series B Convertible Preferred Stock on February 13, 2002		250,000				250,000
Issuance of 25,000,000 shares of Series C Convertible Preferred Stock on November 6, 2002			$15,000,000			15,000,000
Issuance of 34,891,877 shares of Series C-2 Convertible Preferred Stock on September 2, 2004				$12,212,156
less allocation to convertible derivative liability				(3,489,188)		8,722,968
Issuance of 14,263,364 shares of Series C-2 Convertible Preferred Stock on September 30, 2004				4,992,178
less allocation to convertible derivative liability				(1,426,337)		3,565,841
Conversion of 7,378,983 shares of Series A Convertible Preferred Stock into 9,767,665 shares of Series C-2 Convertible Preferred Stock in September 2004	(3,418,896)			3,418,896
less allocation to convertible derivative liability				(976,766)		(976,766)
Conversion of 3,582,510 shares of Series B Convertible Preferred Stock into 15,285,714 shares of Series C-2 Convertible Preferred Stock in September 2004		(5,349,605)		5,349,605
less allocation to convertible derivative liability				(1,528,571)		(1,528,571)
Conversion of 14,949,993 shares of Series C Convertible Preferred Stock into 25,628,558 shares of Series C-2 Convertible Preferred Stock in September 2004			(8,969,997)	8,969,997
less allocation to convertible derivative liability				(2,562,856)		(2,562,856)
Redemption value adjustment, September 2004				9,983,718		9,983,718
Allocation to preferred stock warrant liability				(172,675)
Redemption value adjustment, December 2004				172,675
Issuance of 28,987,866 shares of Series C-2 Convertible Preferred Stock from June to September 2005				10,145,753

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

						Total
						Convertible
						Preferred
	Series A	Series B	Series C	Series C-2	Series D	Stock
less allocation to convertible derivative liability				(2,898,787)		7,246,966
Redemption value adjustment, June — September 2005				2,898,787		2,898,787
Allocation to preferred stock warrant liability				(2,166)
Redemption value adjustment, March 2006				2,166
Issuance of 162,857,142 shares of Series D Convertible Preferred Stock on April 12, 2006					53,310,465
less allocation to convertible derivative liability					(16,285,714)	37,024,751
Allocation to preferred stock warrant liability					(1,449,664)	(1,449,664)
Redemption value adjustment, June 2006					17,735,378	17,735,378
Issuance of 5,535,824 shares of Series D Convertible Preferred Stock in connection with debt borrowings in February 2007					1,937,538
less allocation to convertible derivative liability					(608,940)	1,328,598
Redemption value adjustment, February 2007					608,940	608,940
Undeclared and unpaid dividends on Series C-2 and Series D Convertible Preferred Stock earned				4,051,526	5,194,887	9,246,413

Convertible preferred stock outstanding at September 30, 2007	$—	$25,396	$6,030,003	$49,140,111	$60,442,890	$115,638,400

     Warrants — The Company has also issued, in connection with certain of the convertible preferred stock financings, warrants to purchase shares of the related series of the Company’s convertible preferred stock. The exercise price of the warrants was the same as the purchase price of the related series of convertible preferred stock issued at the same time the warrant was issued. In 2004, certain warrants to acquire shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted into warrants to acquire shares of Series C-2 Convertible Preferred Stock, in connection with the corresponding conversion of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into shares of Series C-2 Convertible Preferred Stock. At September 30, 2007, there were outstanding warrants to acquire 16,666 shares of Series C Convertible Preferred Stock at an exercise price of $0.60 per share, 3,438,687 shares of Series C-2 Convertible Preferred Stock at an exercise price of $0.35 per share, and 32,694,562 shares of Series D Convertible Preferred Stock at an exercise price of $0.35 or $0.4375 per share. The exercise price on 28,571,431 of the Series D Convertible Preferred Stock warrants increases annually, in increments of $0.0875 per year to $0.70 in the final year of the warrant term. These warrants are accounted for as liabilities initially at fair value and are marked to fair value at the end of each reporting period, which results in a non-cash charge to other income or expense in the Statement of Operations. 32,737,419 warrants to acquire preferred stock have terms that change the warrant to be a warrant to acquire common stock if and when all outstanding shares of the series of preferred stock to which the warrant is associated are converted to common stock. Upon any such conversion, the warrant would be reclassified to Stockholders’ Deficit and would no longer require adjustment to fair value at each reporting date. Substantially all of the warrants allow the warrant to be exercised using a net exercise provision by which the warrant holder can exercise the warrant without cash payment for a reduced number of shares of preferred stock with such reduction being based on the fair market value of the preferred stock and the exercise price of the warrant on the date of exercise.
     The expiration dates of the warrants vary and are as follows:

Series of Preferred Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Series C	16,666	October 2012
Series C-2	361,759	June 2009
Series C-2	453,526	July 2009
Series C-2	1,423,806	October 2012
Series C-2	1,155,197	February 2014
Series C-2	1,542	March 2014
Series C-2	42,857	January 2016
Series D	28,571,431	April 2011
Series D	4,123,131	April 2013

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The warrants to acquire Series D Convertible Preferred Stock have terms that trigger an earlier expiration, generally upon a liquidation of the Company or a Qualified Public Offering, as defined in the Company’s Amended and Restated Certificate of Incorporation, as amended. The warrants to acquire Series C and Series C-2 Convertible Preferred Stock also have terms that trigger an earlier expiration, including a) upon the closing of Company’s first underwritten initial public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, b) the sale or transfer of all or substantially all of the Company’s assets, or c) a change of control of the Company via acquisition, merger or other similar transaction.
     The fair values of the Company’s convertible preferred stock warrants were estimated as of December 31, 2006 and September 30, 2007 using either a Black-Scholes or a binominal pricing model, as appropriate given the terms of the warrant, with the following weighted-average assumptions:

	December 31,	September 30,
	2006	2007
Expected dividend yield	6%	6%
Expected volatility	40%	61%
Risk free interest rate	4.70%	4.07%
Weighted-average warrant term	4.7 years	3.9 years
Estimated weighted-average fair value	$0.05	$0.19
     As discussed in Note 11, all of the Company’s outstanding convertible preferred stock converted into shares of 13,185,755 common stock upon the closing of the Company’s initial public offering on November 6, 2007. The number of common shares issued included 755,758 shares of common stock issued in connection with accrued and unpaid dividends on the convertible preferred stock through the closing date. Further, included in the number of common shares issued upon conversion of the preferred stock are convertible preferred shares issued immediately prior to the closing of the initial public offering when approximately 99% of the outstanding warrants to purchase Series C and Series C-2 Convertible Preferred Stock were exercised. In connection with the closing of the initial public offering, the outstanding warrants to purchase 32,694,562 shares of Series D Convertible Preferred Stock were, in accordance with their terms, converted into warrants to acquire 1,307,773 shares of common stock.
9. Leases
     The Company has an operating lease agreement expiring in 2010 for its office and laboratory space. The Company has also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment. Rent expense was $174,027 and $519,123 for the three and nine month periods ended September 30, 2006, respectively, and $170,646 and $509,913 for the three and nine month periods ended September 30, 2007, respectively. The Company has a bargain purchase option of $11,563 on equipment under capital lease at the end of the lease term in 2009. The gross and net book values of the equipment acquired under the capital lease is $117,685 and $92,467, respectively at September 30, 2007.
     Annual future minimum obligations for operating and capital leases as of September 30, 2007, are as follows:

	Operating	Capital
Years Ending December 31	Leases	Leases
2007 (Period from October 1 to December 31)	$124,288	$10,545
2008	506,473	42,180
2009	519,135	22,108
2010	264,425

Total minimum lease payments	$1,414,321	74,833

Less amounts representing interest		(7,790)

Net present value		67,043
Less current portion of net minimum lease payments		(35,922)

Long-term portion of net minimum lease payments		$31,121

10. Long Term Debt
     In February 2007, the Company entered into two loan and security agreements, with commitments for an aggregate of $25.0 million in debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. These agreements give the Company the right to issue secured notes during two time periods during 2007. The Company borrowed $12.5 million under these agreements in February 2007. The Company will pay interest, and a minimal amount of principal, for the initial twelve month period followed by a thirty month period within which the note principal would be amortized. Interest will be paid during the initial twelve month period at a fixed annual interest rate of 12.5%, and during the following thirty month period at a fixed annual interest rate of

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
10.0%. The second tranche of notes under this agreement can be drawn down during December 2007. The terms of that borrowing, should it occur, would require the Company to pay interest and a minimal amount of principal for the initial nine month period followed by a twenty-four month period within which the note principal would be amortized. Interest will be paid during the initial nine month period at a fixed annual interest rate equal to the higher of the Prime Rate at the time of the borrowing plus 4.25%, or 12.5% at September 30, 2007, and during the following twenty-four month period at a fixed annual interest rate equal to the higher of the Prime Rate at the time of the borrowing plus 1.75%, or 10.0% at September 30, 2007. Notes issued pursuant to this commitment are secured by a first security lien on all of the Company’s assets including intellectual property. In connection with the execution of the commitment, the Company issued to the lenders 3,928,650 shares of the Company’s Series D Convertible Preferred Stock. Also in February 2007, in connection with the initial note issuance of $12.5 million, the Company issued an additional 1,607,174 shares of Series D Convertible Preferred Stock to the lenders. Under the current terms of the agreement, if the Company elects to draw down the additional $12.5 million of commitment, the Company would be required to issue an additional 1,607,176 shares of Series D Convertible Preferred Stock to the lenders. We do not intend to draw-down the second tranche of notes.
     The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt for the three and nine month period ended September 30, 2007 was $561,831 and $1,368,102, respectively, which includes $183,111 and $450,243 of discount amortization, respectively.
     Aggregate annual principal payments on long-term debt are as follows:

2007 (October 1 to December 31)	$12,151
2008	3,597,823
2009	4,818,211
2010	3,917,293

$12,345,478

11. Subsequent Events
     On October 16, 2007 (the “Effective Date”), each share of common stock, par value $0.01 per share (the “Old Common Stock”), issued and outstanding immediately prior to the Effective Date, was automatically reclassified as and converted into 1/25 of a share of common stock, par value $0.01 per share, of the Company. Any stock certificate that, immediately prior to the Effective Date, represented shares of the Old Common Stock will, from and after the Effective Date, automatically and without the necessity of presenting the same for exchange, represent the number of shares of common stock, as equals the product obtained by multiplying the number of shares of Old Common Stock represented by such certificate immediately prior to the Effective Date by 1/25. This stock split is referred to herein as the “one-for-25 stock split” and all common stock share and per share amounts (except par value) for all periods presented have been adjusted to reflect the one-for-25 stock split. Additionally, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, the conversion ratio of the Company’s convertible preferred stock has also been proportionately decreased, and such conversion ratios are also restated herein.
     On October 16, 2007, the majority of the shareholders of the Company’s Series C-2 and Series D Convertible Preferred Stock, each series voting as a separate class, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, approved the conversion of all of the Company’s convertible preferred stock into shares of the Company’s common stock, contingent upon the closing and effectiveness of the Company’s contemplated initial public offering and the listing of the Company’s common stock on the NASDAQ Global Market, which occurred on November 6, 2007.
     On October 31, 2007, the Company’s registration statement for the initial public offering of its common stock was declared effective by the SEC. On November 6, 2007, the Company closed on the sale of 8,050,000 shares related to the initial public offering at $14.00 per share, less underwriting discounts and commissions. Net proceeds from the initial public offering are expected to total approximately $102 million, net of transaction expenses.
     As of the closing of the initial public offering, the Company received written notices of exercise from the holders of approximately 99% of the Company’s outstanding warrants to purchase Series C and C-2 Convertible Preferred Stock. Such exercise occurred immediately prior to the closing of the initial public offering and resulted in exercise proceeds of $1.2 million.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     After giving effect to the initial public offering and the other matters described above, on a pro forma basis as of September 30, 2007, assuming the above events took place on that date, the Company’s total liabilities would have been $17.2 million, total convertible preferred stock would be zero and the total stockholders’ equity would be approximately $119.0 million. Total liabilities decreased as the liabilities for the preferred stock warrants and the convertible derivative liability are reclassified to stockholders’ equity upon the conversion of the Company’s outstanding preferred stock into common stock.
     On November 6, 2007, the Company amended its bylaws and filed an amended certificate of incorporation with the State of Delaware. As a result of these amendments, the number of authorized common and preferred shares was reduced to 100 million and 10 million, respectively. Further, the number of shares of preferred stock outstanding was reduced to zero on this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.
          In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual events or results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors.
          These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
     Nanosphere develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies the ability to perform molecular diagnostic tests, achieves ultra-sensitive protein detection at limits beyond current diagnostic technologies, provides the ability to multiplex, or run multiple tests at the same time on the same sample, and enables the development of a broad menu of test assays to be performed on a single platform. We are currently developing diagnostic tests for a variety of medical conditions including cancer, neurodegenerative, cardiovascular and infectious diseases, as well as pharmaco-genomics, or tests for personalized medicine. There is a growing demand among laboratories to implement molecular diagnostic capabilities, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. We believe that the Verigene System’s ease of use, rapid turnaround times, relatively low cost and ability to support a broad test menu will simplify work flow and reduce costs for laboratories already performing molecular diagnostic testing and allow a broader range of laboratories, including those operated by local hospitals, to perform molecular diagnostic testing. Our ability to detect proteins, which is at least 100 times more sensitive than current technologies, may enable earlier detection of and intervention in diseases associated with known biomarkers and the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focusing our efforts on the clinical diagnostics market and may seek opportunities either directly or through outlicensing arrangements to commercialize our technology in the industrial, biosecurity and other markets.
     We received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay on September 17, 2007 and for our hyper-coagulation assay on October 12, 2007. We are currently developing diagnostic tests for a variety of medical conditions including cancer, neurodegenerative, cardiovascular and infectious diseases, as well as pharmaco-genomics, or tests for personalized medicine. We anticipate that we will submit applications to the FDA for clearance of tests for cystic fibrosis, herpes, cervical cancer, respiratory illness, recurrent prostate cancer and cardiovascular disease during the next 36 months, and we anticipate that we will submit two of such tests within the next 12 months.
     Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net losses attributable to common stock were $47.5 million for the nine month period ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit during the development stage of $153.4 million. Our operations to date have been funded principally through capital contributions from investors in our convertible preferred stock and our debt borrowings. We expect to incur increasing expenses over the next several years, principally to further develop our products and to develop additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.

          In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering.
Financial Operations Overview
Revenue
     Revenue received through September 30, 2007 is limited to funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses, and minimal product revenues derived from the sale of the Verigene System, including cartridges and related products to research laboratories.
Cost of Product Sales
     Cost of product sales represents the cost of materials, direct labor, other overhead costs associated with manufacturing, delivering and selling the Verigene System, including cartridges and related products, including royalties on product sales.
Research and Development Expenses
     Research and development expenses primarily include all expenses related to the development of the Verigene System and assays, and the research and development costs associated with fulfilling our obligations to the United States government and under other contracts and grants. Such expenses include salaries and benefits for research and development personnel, contract services and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to increase as we work to develop future generations of the Verigene System, and additional genomic and protein tests.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal, intellectual property and accounting costs. We expect sales and marketing expenses to continue to increase in the future as a result of anticipated growth in our sales and customer support functions to support growth in our product sales. We expect general and administrative expenses to increase after this offering as a result of the need to hire additional administrative personnel and due to higher legal, accounting and related expenses associated with being a public company.
Interest Income
     Interest income principally includes interest earned on our excess cash balances. Such balances are primarily invested in money market and bank checking accounts at major financial institutions.
Interest Expense
     Interest expense includes the interest charges incurred on bridge financing arrangements entered into prior to 2007 as part of our convertible preferred stock issuances, and in 2007, includes interest expense related to our debt borrowings, including non-cash interest expense relating to the amortization of debt discount and issue costs.

Results of Operations
Three Month Period Ended September 30, 2007 Compared to Three Month Period Ended September 30, 2006
Revenues
     Revenues were $199,005 for the three month period ended September 30, 2007, as compared to $468,524 for the comparable period in 2006. These revenues were primarily derived from contracts and government grants and secondarily derived from a small level of product sales to research customers. Revenues from contracts and government grants were $192,880 in 2007 and $379,494 in 2006. The decrease resulted from revenue associated with contracts with the Technical Support Working group within the U.S. Department of Defense and with Northwestern University which were completed during 2007. As product revenue grows, we do not expect revenue from contracts and government grants to be a material percentage of our business.
Cost of Product Sales
     For the three month period ended September 30, 2007, cost of product sales was $2,844 consisting primarily of product manufacturing costs. Cost of product sales was $31,049 for the three month period ended September 30, 2006.
Research and Development Expenses
     Research and development expenses were $5.7 million for the three month period ended September 30, 2007, an increase from the $4.1 million of research and development expense for the comparable period in 2006. This expense growth was a result of increased research and development personnel and contract services to prepare for the commercial launch of the Verigene System and to develop protein assays in parallel with genomic tests.
     The $1.6 million increase in research and development expenses for the three month period ended September 30, 2007 versus 2006 consists primarily of increases in cartridge development of $0.8 million and staffing of $0.6 million.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased from $1.4 million for the three month period ended September 30, 2006 to $4.4 million for the three month period ended September 30, 2007,. The $3.0 million increase was due primarily to $1.7 million of compensation expense associated with the bonus payment to the chief executive officer, a $0.5 million increase in sales personnel expenses and other marketing expenses in preparation for the anticipated product launch of our Verigene System, a $0.4 million increase in stock option equity compensation, and a $0.4 million increase in other general and administrative expenses including consulting fees and building maintenance expenses.
     On March 16, 2006, we entered into a bonus arrangement with Mr. Moffitt to retain him as our chief executive officer. Under the agreement, Mr. Moffitt was eligible to receive a cash bonus in the amount of $2.3 million, subject to his continuous employment with us until March 16, 2011, or if earlier, upon our filing of a registration statement in connection with an initial public offering of our securities. The bonus was paid in full in August 2007 for the achievement of the strategic milestone of the filing of our initial registration statement, which has provided significant value to our stockholders. Approximately $0.6 million of this bonus was accrued through June 30, 2007, resulting in a charge of approximately $1.7 million for the remaining portion of the bonus earned during the three month period ended September 30, 2007.
Change in Fair Value of Convertible Derivative Liability
     Our Series C-2 and Series D Convertible Preferred Stock contain conversion features which are embedded derivatives and therefore require bifurcation and accounting at fair value separate and distinct from the convertible preferred stock. Changes in the fair value of the conversion liability are recognized in earnings. For the three month period ended September 30, 2007, the fair value of the conversion liability increased, resulting in a $11.9 million non-cash charge to earnings. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the company following the United States Food and Drug Administration’s 510(k) clearance of the Verigene System and our initial diagnostic assays.

Change in the Fair Value of the Preferred Stock Warrants
     The change in the fair value of the preferred stock warrants resulted in a non-cash decrease in earnings by $4.9 million for the three month period ended September 30, 2007. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the company following the United States Food and Drug Administration’s 510(k) clearance of the Verigene System and our initial diagnostic assays. The change in the fair value of the preferred stock warrants for the three month period ended September 30, 2006 was de minimis.
Interest Income
     Interest income was $286,654 and $505,010 for the three month periods ended September 30, 2007 and September 30, 2006, respectively. This $218,356 decrease was due to higher average cash balances during the three month period ended September 30, 2006.
Interest Expense
     Interest expense was $572,772 for the three month period ended September 30, 2007, as compared to $1,879 in the comparable period in 2006. Our interest expense in 2007 was due to interest on our debt borrowings, and our 2006 interest expense resulted from interest on our capital lease.
Nine Month Period Ended September 30, 2007 Compared to Nine Month Period Ended September 30, 2006
Revenues
     Revenues were $979,178 for the nine month period ended September 30, 2007, as compared to $934,666 for the comparable period in 2006. These revenues were primarily derived from contracts and government grants and secondarily derived from a small level of product sales to research customers. Revenues from contracts and government grants were $919,383 in 2007 and $818,006 in 2006. The increase resulted from revenue associated with contracts with the Technical Support Working group within the U.S. Department of Defense and with Northwestern University. As product revenue grows, we do not expect revenue from contracts and government grants to be a material percentage of our business.
Cost of Product Sales
     For the nine month period ended September 30, 2007, cost of product sales was $21,211 consisting primarily of product manufacturing costs. Cost of product sales was $31,049 for the nine month period ended September 30, 2006.
Research and Development Expenses
     Research and development expenses were $15.9 million for the nine month period ended September 30, 2007, an increase from the $12.0 million of research and development expense for the comparable period in 2006. This expense growth was a result of increased research and development personnel and contract services to prepare for the commercial launch of the Verigene System and to develop protein assays in parallel with genomic tests.
     The $3.9 million increase in research and development expenses for the nine month period ended September 30, 2007 versus 2006 consists primarily of $1.4 million in staffing and $2.2 million in cartridge development.
Sales, General and Administrative Expenses
     Sales, general and administrative expenses increased from $4.1 million for the nine month period ended September 30, 2006 to $9.7 million for the comparable period in 2007. The $5.6 million increase was due primarily to $1.9 million of compensation expense associated with the bonus payment to the chief executive officer described earlier, a $2.0 million increase in sales personnel expenses and other marketing expenses in preparation for the anticipated product launch of our Verigene System, a $1.0 million increase in stock option equity compensation, $0.2 million of chief financial officer severance and transition expenses, and a $0.5 million increase in other general and administrative expenses, including consulting fees and building maintenance expenses.

Change in Fair Value of Convertible Derivative Liability
     Our Series C-2 and Series D Convertible Preferred Stock contain conversion features which are embedded derivatives and therefore require bifurcation and accounting at fair value separate and distinct from the convertible preferred stock. Changes in the fair value of the conversion liability are recognized in earnings. For the nine month periods ended September 30, 2007 and 2006, the fair value of the conversion liability increased, resulting in a $11.9 million and $2.9 million non-cash charge to earnings, respectively. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the company following the United States Food and Drug Administration’s 510(k) clearance of the Verigene System and our initial diagnostic assays.
Change in the Fair Value of the Preferred Stock Warrants
     The change in the fair value of the preferred stock warrants resulted in a non-cash decrease in earnings by $237,051 and $5,135,586 for the nine month periods ended September 30, 2006 and 2007, respectively. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the company following the United States Food and Drug Administration’s 510(k) clearance of the Verigene System and our initial diagnostic assays.
Interest Income
     Interest income was $1.0 million for the nine month periods ended September 30, 2007 and September 30, 2006.
Interest Expense
     Interest expense was $1,396,520 for the nine month period ended September 30, 2007, as compared to $150,014 in the comparable period in 2006. Our interest expense in 2007 was due to interest on our debt borrowings, and our 2006 interest expense resulted primarily from bridge loans related to our convertible preferred stock issuance in 2006.
Liquidity and Capital Resources
     From our inception in December 1999 through September 30, 2007, we had received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings and $8.7 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and general and administrative expenses. Since our inception, we have had minimal revenues which have been derived from the sale of the Verigene System, including cartridges and related products, to research laboratories and pursuant to government contracts. Since inception, we have incurred significant losses and, as of September 30, 2007, we had an accumulated deficit during the development stage of approximately $153.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales, general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.
     Our historical product sales have been minimal because our products, including the Verigene System, did not receive FDA clearance until September 17, 2007. On September 17, 2007, we received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay, and on October 12, 2007 we received FDA clearance for our hyper-coagulation assay. We have now commenced commercial sales of the Verigene System and this initial assay. Our expenses are likely to exceed our product sales for the next few years as we begin to market our FDA cleared products and continue to expand our FDA cleared tests. During this period we expect to spend approximately $55 million to finance ongoing research and development in connection with the development of additional tests and the next generation Verigene System and continued investments in and development of our product manufacturing infrastructure, including purchasing manufacturing equipment, tooling and facilities leasehold improvements, as well as increased manufacturing personnel. We also expect to spend approximately $45 million to fund additional sales, marketing and service personnel and marketing initiatives in connection with future test and system product launches. Positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of our FDA cleared tests.
     As of September 30, 2007, we had $18.1 million in cash and cash equivalents, compared to $29.1 million at December 31, 2006. The decrease of $11.0 million was principally due to cash used in our operating and investing activities of $24.7 million, offset by our cash provided by financing activities of $13.7 million. Our working capital as of September 30, 2007 was $13.7 million.
     In November 2007, we closed on the sale of 8,050,000 shares of common stock in connection with our initial public offering raising approximately $102 million of cash proceeds (after transaction expenses).

     In February 2007, we entered into two loan and security agreements, with commitments for an aggregate of $25.0 million in debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. Pursuant to these loan agreements, we borrowed $12.5 million in February 2007. We are required to pay interest and a minimal amount of principal, for the initial twelve month period followed by a thirty month period within which the note principal will be amortized. Interest is paid during the initial twelve month period at a fixed annual interest rate of 12.5%, and during the following thirty month period at a fixed annual interest rate of 10.0%.
     The second tranche of notes under this agreement can be drawn down at our option during December 2007. The terms of that borrowing, should it occur, would require us to pay interest and a minimal amount of principal for the initial nine month period followed by a twenty-four month period within which the note principal would be amortized. Interest will be paid during the initial nine month period at a fixed annual interest rate equivalent to the greater of the prime rate at the time of the borrowing plus 4.25%, or 12.5% at September 30, 2007, and during the following twenty-four month period at a fixed annual interest rate equivalent to the higher of the prime rate at the time of the borrowing plus 1.75%, or 10.0% at September 30, 2007. The loans are secured by a first priority lien on all of our assets including intellectual property. In connection with the execution of the commitment, we issued to the lenders 3,928,650 shares of our Series D Convertible Preferred Stock. Also in February 2007, in connection with the initial note issuance of $12.5 million, we issued an additional 1,607,174 shares of Series D Convertible Preferred Stock to the lenders. Under the current terms of the agreement, if we elect to draw down the additional $12.5 million of commitment, we would be required to issue an additional 1,607,176 shares of Series D Convertible Preferred Stock to the lenders. We do not intend to draw-down the second tranche of notes.
     The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method.
     Net cash used in operating activities was $21.8 million for the nine month period ended September 30, 2007, compared to $13.4 million for the nine month period ended September 30, 2006. The increase in cash used of $8.4 million was primarily due to an increase in research and development expenses of $3.9 million and an increase of sales, general and administrative expenses of $5.6 million. Net cash used in investing activities was $2.9 million for the nine month period ended September 30, 2007, compared to $2.8 million for the nine month period ended September 30, 2006. Cash from financing activities in the nine month period ended September 30, 2007, contributed $13.7 million primarily from the debt borrowings described above. For the nine month period ended September 30, 2006, cash provided by financing activities was $48.1 million which consisted primarily of $46.8 million related to the closing of our Series D Convertible Preferred Stock financing. As part of the financing, bridge loans were converted into shares of our Series D Convertible Preferred Stock upon the closing of the Series D Convertible Preferred Stock financing. Such bridge loans were made by the following existing stockholders, R. Capital II, Ltd., Adam N. Mirkin, Rhoderic Peter Mirkin, Richard Segal, and Steven E. Mather in the aggregate principal amount of $0.1 million at a fixed annual interest rate of 10%, and on March 15, 2006, by Lurie Investment Fund, L.L.C. in the principal amount of $1.3 million at a fixed annual interest rate of 4.58% per year.
     We anticipate that our current cash and cash equivalents, together with the net proceeds from our common stock offering during November 2007, will be sufficient to meet our currently estimated needs for at least the next few years. However, we may need additional financing to execute on our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:
•	the level of research and development investment required to maintain and improve our technology;

•	the amount and growth rate, if any, of our revenues;

•	changes in product development plans needed to address any difficulties in manufacturing or commercializing the Verigene System and enhancements to our system;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses; and

•	changes in regulatory policies or laws that affect our operations.
We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in diagnostics companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
Income Taxes
Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of September 30, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $85.4 million. We also had federal research and development tax credit carryforwards of $5.3 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2020. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an ownership change which may occur, for example, as a result of the sale of common stock in our initial public offering being aggregated with certain other sales of our stock before or after the initial public offering. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.
Contractual Obligations and Commitments
     As of September 30, 2007, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$12,345,478	$2,494,534	$9,850,944	$—	$—
Interest on long-term debt obligations	2,730,189	1,437,670	1,292,519	—	—
Capital lease	67,043	35,922	31,121	—	—
Operating lease	1,414,321	503,366	910,955	—	—
Obligations under license agreements	1,439,500	97,500	372,000	245,000	725,000

Total	$17,996,531	$4,568,992	$12,457,539	$245,000	$725,000

     Our long-term commitment under our operating lease agreement shown above, which expires in 2010, consists of payments for our office and laboratory space. We have also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment.
License Agreements
     Through September 30, 2007, we have paid aggregate initial license fees of $1.8 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2023.
     In 2006, we entered into a new license agreement with Northwestern University, that replaced our prior agreement, and provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology, which involves the analysis of oligonucleotides as reporter molecules, through January 1, 2013, after which date we have the right of first negotiation for an exclusive license on future inventions. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Significant Judgments and Estimates
          This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
          Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
Revenue Recognition
          We are in the development stage and have generated limited revenues since our inception. We recognize revenue under grants and contracts and for reimbursement of related research and development expenses at the time the relevant expenses are incurred. For product sales, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss is transferred to customers, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.
          Verigene System instrument units are sold outright to customers or via sales-type lease arrangement. Verigene System units will also be leased to customers pursuant to operating leases. We recognize revenue from sales of the Verigene System, including cartridges and related products generally upon shipment or, in certain transactions, upon customer acceptance. Revenue and related costs for Verigene System instrument units sold via sales-type leases are generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Under operating lease arrangements, revenue is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and amortized over its estimated useful life. To date, we have not sold any products via sales-type leases.
Stock-Based Compensation Expense
          Effective January 1, 2005, we adopted, on a prospective basis, the provisions of SFAS No. 123 (Revised), Share-Based Payment, or SFAS No. 123(R), which provides for recognition of compensation expense based on the fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The estimated fair value of options granted, net of expected forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis over the vesting period of the options. Previously, we applied the provisions of SFAS No. 123 to our stock-based compensation and adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations, or cash flows.
          We have granted share-based compensation consisting of common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors, who use their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we do not have a history of traded common stock activity, expected volatility of the options is based on historical data from various peer public companies with product portfolios similar to ours. The expected life of options granted is derived from the average of the vesting period and the term of the option following the guidance in

SEC Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Convertible Derivative Liability
     Our Series C-2 and Series D Convertible Preferred Stock contains conversion features which result in an embedded derivative that requires bifurcation and accounting as an embedded derivative pursuant to paragraph 12 of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” separate and distinct from the convertible preferred stock. The fair value of the convertible derivative liability is determined, at each reporting date, using the option pricing method detailed in the AICPA Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.”
     Key inputs for the option pricing model include the current price of our convertible preferred stock (based on an estimate of our enterprise value or the measurement date), the dividend yield on the common stock into which the preferred stock can convert, the risk-free interest rate, volatility, the time to maturity, (which reflects the expected time to liquidity), and a discount for lack of marketability. The determination of the value of the stock, the dividend yield, the risk-free interest rate and volatility are all determined in a manner consistent with the approval used in computing our stock-based compensation expense. The term of the redemption feature embedded in the convertible preferred stock was deemed as the best-expected term. An at-the-money put option analysis was used to determine the lack of marketability discount.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were effective for us as of January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of FIN No. 48 did not have an impact on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this pronouncement on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating the impact of this pronouncement on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2007 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the nine months ended September 30, 2007 by $207,538.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007 due to material weaknesses and a significant deficiency in internal control over financial reporting. Specifically, we did not have:
•	sufficient personnel with appropriate financial accounting and reporting expertise;

•	sufficient segregation of duties due to our limited number of finance and accounting personnel;

•	sufficient internal controls for addressing accounting for complex transactions, such as those related to our equity transactions;

•	a formal process and related controls to identify and appropriately record and disclose certain contractual obligations, such as licenses and other agreements;

•	internal controls related to cutoff, impacting the accounting and reporting of inventory, prepaid expenses, accounts payable and accrued expenses; and

•	a perpetual record of our inventory of purchased components that formally tracks inventory during interim financial periods.
     The Public Company Accounting Oversight Board, or PCAOB, defines material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.
(b) Changes in Internal Control over Financial Reporting
     Since the date of this Quarterly Report on Form 10-Q, we have taken steps intended to remediate the material weaknesses, primarily through the implementation of additional controls and procedures and the hiring of additional accounting personnel, including the following:
•	Engaged personnel with a sufficient level of experience in accounting to produce timely financial reporting and to implement internal control procedures. In addition, we hired a controller with the expertise required to account for complex transactions and to complete SEC reporting requirements. The Company has approved a staffing plan to continue to build a sufficient accounting department.

•	Designed controls to segregate key responsibilities, such as maintaining custody of assets, recording entries in the books and records and reviewing the books and records;

•	Designed formal processes and controls to identify and record contractual obligations and to address cutoff impacting the accounting and reporting of inventory, prepaid expenses, accounts payable and accrued expenses; and

•	Conducted a physical inventory of purchased components as of September 30, 2007 and designed processes to maintain a perpetual inventory listing on a monthly basis.
     Commencing with our fiscal year ending December 31, 2008, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
          We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
We have a history of losses, our losses are likely to increase significantly, and we may never achieve or maintain profitability.
     We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stock of $18.8 million, $45.7 million, and $47.5 million in the years ended December 31, 2005 and 2006, and the nine month period ended September 30, 2007, respectively. As of September 30, 2007, we had an accumulated deficit during the development stage of $153.4 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its range of tests. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. After we begin selling our products, we expect our losses to continue to increase as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.
Our financial results depend on commercial acceptance of the Verigene System, its array of tests, and the development of additional tests.
     Our future depends on the success of the Verigene System, which depends primarily on its acceptance by hospitals, research institutions, and independent diagnostic laboratories as a reliable, accurate and cost-effective replacement for traditional molecular diagnostic measurement methods. Many hospitals and laboratories already use expensive molecular diagnostic testing instruments in their laboratories and may be reluctant to change their current procedures for performing such analyses.
     The Verigene System currently does not process a sufficiently broad menu of tests for some hospitals and laboratories to consider adopting it. Although we continue to develop additional tests to respond to hospitals’ and laboratories’ needs, we cannot guarantee that we will be able to develop enough additional tests quickly enough or in a manner that is cost-effective or at all. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. We are currently not able to estimate when or if we will be able to develop, commercialize or sell additional tests or enhance existing products. If we are unable to increase sales of the Verigene System and its tests or to successfully develop and commercialize other products or tests, our revenues and our ability to achieve profitability would be impaired.
The regulatory approval process is expensive, time consuming and uncertain and the failure to obtain such approvals will prevent us from commercializing our future products.
     Our products will be subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. The 510(k) clearance and pre-market approval processes as well as the foreign approvals required to initiate sales outside the United States can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. We have limited experience in filing FDA applications for 510(k) clearance and pre-market approval. There are no assurances that we will obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.
We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.
     The products we develop, manufacture and market are subject to regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our products in the United States unless we obtain either 510(k) clearance or pre-market approval from the FDA.
     In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. These requirements include the Quality System Regulation, labeling requirements, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses and adverse event reporting regulations. Failure to comply with applicable FDA product regulatory requirements could result in warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future pre-market clearances or approvals, withdrawals or suspensions of current product applications and criminal prosecution. Any of these actions, in combination or alone, could prevent us from selling our products and would likely harm our business.
     Our manufacturing facilities are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. The use of our diagnostic products by our customers is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some laboratories from using some or all of our diagnostic products.
     The FDA and foreign governmental regulators have made, and may continue to make, changes in approval requirements and processes. We cannot predict what these changes will be, how or when they will occur or what effect they will have on the regulation of our products. Any new regulations, including regulations specifically related to nanotechnology, may impose additional costs or lengthen review times of our products. Delays in receipt of or failure to receive regulatory approvals or clearances for our new products would have a material adverse effect on our business, financial condition and results of operations.
If third-party payors do not reimburse our customers for the use of our clinical diagnostic products or if they reduce reimbursement levels, our ability to sell our products will be harmed.
     We intend to sell our products primarily to hospital-based laboratories and academic research institutions, substantially all of which receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid and other domestic and international government programs, private insurance plans and managed care programs. Most of these third-party payors may deny reimbursement if they determine that a medical product was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors also may refuse to reimburse for procedures and devices deemed to be experimental.
     In the United States, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services establish reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. Although the tests performed by our assays in development have previously assigned CPT Codes, we cannot guarantee that our assays are covered by such CPT codes and are therefore approved for reimbursement by Medicare and Medicaid as well as most third-party payors. Additionally, certain of our future products may not be approved for reimbursement. Third-party payors may choose to reimburse our customers on a per test basis, rather than on the basis of the number of results given by the test. This may result in reference laboratories, public health institutions and hospitals electing to use separate tests to screen for each disease so that they can receive reimbursement for each test they conduct. In that event, these entities likely would purchase separate tests for each disease, rather than products that multiplex.
     Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Increasingly, Medicare, Medicaid and other third-party payors are challenging the prices charged for medical services, including clinical diagnostic tests. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and price levels of our products. If our customers are not reimbursed for our products, they may reduce or discontinue purchases of our products, which would cause our revenues to decline.
We may fail to receive positive clinical results from the diagnostic tests currently in development that require clinical trials, and even if we receive positive clinical results, we may still fail to receive the necessary clearances or approvals to market our products.
     We are investing in the research and development of new products to expand the menu of testing options for the Verigene System. In order to commercialize our products, we are required to undertake time consuming and costly development activities, sometimes including clinical trials for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval. Even if we receive positive clinical results, we may still fail to obtain the necessary FDA clearance and approvals.
Our operating results may be variable and unpredictable.
     The sales cycles for our products may be lengthy, which will make it difficult for us to accurately forecast revenues in a given period, and may cause revenues and operating results to vary significantly from period to period. In addition to its length, the sales cycle associated with our products is subject to a number of significant risks, including the budgetary constraints of our customers, their inventory management practices and possibly internal acceptance reviews, all of which are beyond our control. Sales of our products will also involve the purchasing decisions of large, medium and small hospitals and laboratories which can require many levels of pre-approvals, further lengthening sales time. As a result, we may expend considerable resources on unsuccessful sales efforts or we may not be able to complete transactions on the scheduled anticipated.
If we do not achieve significant product revenue, we may not be able to meet our cash requirements without obtaining additional capital from external sources, and if we are unable to do so, we may have to curtail or cease operations.
     We expect capital outlays and operating expenditures to increase over the next few years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. We anticipate that our current cash and cash equivalents, together with the net proceeds of this offering, will be sufficient to meet our currently estimated needs for at least the next three years. However, we operate in a market that makes our prospects difficult to evaluate, and we may need additional financing to execute on our current or future business strategies. The amount of additional capital we may need to raise depends on many factors, including:
•	the level of research and development investment required to maintain and improve our technology;

•	the amount and growth rate, if any, of our revenues;

•	changes in product development plans needed to address any difficulties in manufacturing or commercializing the Verigene System and enhancements to our system;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	the expansion of our sales force; and

•	changes in regulatory policies or laws that affect our operations.
     We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in diagnostics companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. In addition, if we raise additional funds through the issuance of common stock or convertible securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.
If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.
     Our success depends on the market’s confidence that we can provide reliable, high-quality diagnostics systems. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors.
     Our reputation and the public image of our products or technologies may be impaired if our products fail to perform as expected or our products are perceived as difficult to use. Our products are complex and may develop or contain undetected defects or errors. Any defects or errors could lead to the filing of product liability claims, which could be costly and time-consuming to defend and result in substantial damages. If we experience a sustained material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could materially harm our business. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.
We rely on third-party license agreements for patents and other technology related to our products, and the termination of these agreements could delay or prevent us from being able to commercialize our products.
     We depend on an exclusive license to certain patents and patent applications owned by Northwestern University that are related to nanotechnology and biobarcode technology in the biodiagnostics field. Although this license is irrevocable, we have an obligation to use commercially reasonable efforts to commercialize the subject inventions of the licensed patents, and if we fail to meet this obligation, we could potentially lose exclusivity in the licensed patents. If, in such an event, Northwestern were to provide a license to these patents to one or more of our competitors thereafter, our ability to compete in the market may be diminished.
     We also depend on non-exclusive patent license agreements. If we fail to comply with our material obligations under these non-exclusive patent license agreements, such licenses may be terminated.
     The exclusive and non-exclusive licenses expire at various times, corresponding to the subject patents’ expirations, which currently range from 2009 to 2023. We may also need to license other technology or patents to commercialize future products, but such licenses may not be available to us on commercially reasonable terms or at all.
If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use, or sell our products, which could adversely affect our ability to compete in the market.
     Our success is dependent in part on obtaining, maintaining and enforcing intellectual property rights, including patents. If we are unable to obtain, maintain and enforce intellectual property legal protection covering our products, others may be able to make, use or sell products that are substantially identical to ours without incurring the sizeable discovery, development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.
     We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised, on a worldwide basis, of 80 issued patents and 150 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not issue from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
     Furthermore, we cannot be certain that we were the first to make the invention claimed in our United States issued patents or pending patent applications, or that we were the first to file for protection of the inventions claimed in our foreign issued patents or pending patent applications. We may become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents, and these proceedings may conclude that other patents or patent applications have priority over our patents or patent applications. It is also possible that a competitor may successfully challenge our patents through various proceedings and those challenges may result in the elimination or narrowing of our patents, and therefore reduce our patent protection. Accordingly, rights under any of our issued patents, patent applications or future patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes.
     We have a number of foreign patents and applications. However, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
     We may initiate litigation to enforce our patent rights, which may prompt our adversaries in such litigation to challenge the validity, scope or enforceability of our patents. Patent litigation is complex and often difficult and expensive, and would consume the time of our management and other significant resources. In addition, the outcome of patent litigation is uncertain. If a court decides that our patents are not valid, not enforceable or of a limited scope, we may not have the right to stop others from using the subject matter covered by those patents.
     We also rely on trade secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. In addition, we rely on non-disclosure and confidentiality agreements with our employees, consultants and other parties to protect, in part, our trade secrets and other proprietary technology. These agreements may be breached and we may not have adequate remedies for any breach. Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us.
Our products could infringe patent rights of others, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products.
     Our commercial success depends on our ability to operate without infringing the patents and other proprietary rights of third parties. We are aware of third party patents that may relate to our products and technology. There may also be other patents that relate to our products and technology of which we are not aware. We may unintentionally infringe upon valid patent rights of third parties. Although we are currently not involved in any litigation involving patents, a third party patent holder could assert a claim of patent infringement against us in the future. Alternatively, we may initiate litigation against the third party patent holder to request that a court declare that we are not infringing the third party’s patent and/or that the third party’s patent is invalid or unenforceable. If a claim of infringement is asserted against us and is successful, and therefore we are found to infringe, we could be required to pay damages for infringement, including treble damages if it is determined that we knew or became aware of such a patent and we failed to exercise due care in determining whether or not we infringed the patent. If we have supplied infringing products to third parties or have licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain. We can also be prevented from selling or commercializing any of our products that use the infringing technology in the future, unless we obtain a license from such third party. A license may not be available from such third party on commercially reasonable terms, or may not be available at all. Any modification to include a non-infringing technology may not be possible or if possible may be difficult or time-consuming to develop, and require revalidation, which could delay our ability to commercialize our products.
     Any infringement action asserted against us, even if we are ultimately successful in defending against such action, would likely delay the regulatory approval process of our products, harm our competitive position, be expensive and require the time and attention of our key management and technical personnel.
We have limited experience in sales and marketing and may be unable to successfully commercialize our Verigene System, or it may be difficult to build brand loyalty.
     We have limited marketing, sales and distribution experience and capabilities. We have only recently established a sales force. Our ability to achieve profitability depends on attracting customers for the Verigene System and building brand loyalty. To successfully perform sales, marketing, distribution and customer support functions ourselves, we will face a number of risks, including:
•	our ability to attract and retain the skilled support team, marketing staff and sales force necessary to commercialize and gain market acceptance for our technology and our products;

•	the ability of our sales and marketing team to identify and penetrate the potential customer base including hospitals, research institutions, and independent diagnostic laboratories;

•	the time and cost of establishing a support team, marketing staff and sales force; and

•	the difficulty of establishing brand recognition and loyalty for our products.
     In addition, we may seek to enlist one or more third parties to assist with sales, distribution and customer support globally or in certain regions of the world. If we do seek to enter into such arrangements, we may not be successful in attracting desirable sales and distribution partners, or we may not be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our technologies and products may not gain market acceptance, which would materially impact our business operations.
We may be unsuccessful in our long-term goal of expanding our product offerings outside the United States.
     To the extent we begin to offer our products broadly outside the United States, we expect that we will be dependent on third-party distribution relationships. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, our ability to realize long-term international revenue growth would be materially adversely affected.
     Additionally, our products may require regulatory clearances and approvals from jurisdictions outside the United States. These products may not be sold in these jurisdictions until the required clearances and approvals are obtained. We cannot assure you that we will be able to obtain these clearances or approvals on a timely basis, or at all.
Manufacturing risks and inefficiencies may adversely affect our ability to produce products.
     We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with regulatory requirements. In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require. Additionally, some of the components of the Verigene System are custom-made by only a few outside vendors. We may not be able to meet the demand for our products if one or more of these vendors are not able to supply us with the needed components or components that meet our specifications. We have not arranged for alternate suppliers, and it may be difficult to find alternate suppliers in a timely manner and on terms acceptable to us.
     We may experience unforeseen technical complications in the processes we use to develop, manufacture, customize or receive orders for our products. These complications could materially delay or limit the use of products we attempt to commercialize, substantially increase the anticipated cost of our products or prevent us from implementing our processes at appropriate quality and scale levels, thereby causing our business to suffer. In addition, our manufacturing operations use highly technical processes involving unique, proprietary techniques that our manufacturing personnel must continuously monitor and update, especially as we develop more products. In order to be profitable, we must manufacture greater quantities of products than we have to date and we must do this more efficiently than we have in the past. We may not be able to do so.
We will need to develop manufacturing capacity by ourselves or with third parties.
     We will need to either continue to build internal manufacturing capacity or contract with one or more manufacturing partners, or both. We currently use a combination of outsourced and internal manufacturing activities. We have not commercially manufactured any instruments, products or supplies. We may encounter difficulties in manufacturing our products and, due to the complexity of our technology and our manufacturing process, we cannot be sure we fully understand all of the factors that affect our manufacturing processes or product performance. We may not be able to build manufacturing capacity internally or find one or more suitable manufacturing partners, or both, to meet the volume and quality requirements necessary to be successful in the market. If our products do not consistently meet our customers’ performance expectations, we may be unable to generate sufficient revenues to become profitable. Significant additional resources, implementation of additional manufacturing equipment and changes in our manufacturing processes and organization may be required for the scale-up of each new product prior to commercialization or to meet increasing customer demand once commercialization begins, and this work may not be successfully or efficiently completed. Any delay in establishing or inability to expand our manufacturing capacity could delay our ability to develop or sell our products, which would result in lost revenue and seriously harm our business, financial condition and results of operations.
Our business and future operating results may be adversely affected by events outside of our control.
     We develop and manufacture the Verigene System and assays in our facility located in Northbrook, Illinois. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our business and operating results may be harmed due to interruption of our manufacturing by events outside of our control, including earthquakes, tornadoes and fires. Other possible disruptions may include power loss and telecommunications failures. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
We face intense competition from established and new companies in the molecular diagnostics field.
     We compete with companies that design, manufacture and market already existing and new molecular diagnostics systems. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and our competitors improve their current products. One or more of our competitors may offer technology superior to ours and render our technology obsolete or uneconomical. Most of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. If we are not able to compete successfully, we may not generate sufficient revenue to become profitable.
Our success may depend upon how we and our competitors anticipate and adapt to market conditions.
     The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. The success of our products will depend on our ability to continue to increase their performance and decrease their price. New technologies, techniques or products could emerge with similar or better price-performance than our system and could exert pricing pressures on our products. It is critical to our success for us to anticipate changes in technology and customer requirements and to successfully introduce enhanced and competitive technology to meet our customers’ and prospective customers’ needs on a timely basis. We may not be able to maintain our technological advantages over emerging technologies in the future and we will need to respond to technological innovation in a rapidly changing industry. If we fail to keep pace with emerging technologies our system will become uncompetitive, our market share will decline and our business, revenue, financial condition and operating results could suffer materially.
We may not be able to manage our anticipated growth, and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.
     Unanticipated acceleration and deceleration of customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion or investments in anticipation of growth that does not materialize, or develops more slowly than we expect, we could harm our financial results and result in overcapacity.
     To manage our anticipated future growth effectively, we must enhance our manufacturing capabilities and operations, information technology infrastructure, and financial and accounting systems and controls. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new products or enhancements of existing products. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue could grow more slowly than expected and we may not be able to achieve our research and development and commercialization goals. Our failure to manage our anticipated growth effectively could have a material adverse effect on our business, operating results or financial condition.
We use hazardous chemicals, biological materials, and infectious diseases in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

     Our research and development and manufacturing processes involve the controlled use of hazardous materials, including chemicals, biological materials and infectious diseases. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials and specified waste products, as well as the discharge of pollutants into the environment and human health and safety matters. Compliance with environmental laws and regulations may be expensive, and may impair our research, development and production efforts. If we fail to comply with these requirements, we could incur substantial costs, including civil or criminal fines and penalties, clean-up costs, or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental laws or regulations, or any changes in the way existing and future laws and regulations are interpreted and enforced.
If we are unable to recruit and retain key executives and scientists, we may be unable to achieve our goals.
     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management or our scientific or technical staff could divert management’s attention to transition matters and identification of suitable replacements, if any, and have a material adverse effect on our business, operating results and financial condition. Each of our executive officers and other key employees could terminate his or her relationship with us at any time. We do not maintain key man life insurance on any of our employees.
     In addition, our product development and marketing efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees and scientific advisors, particularly our management team, senior scientists and engineers and sales and marketing personnel. To expand our research, product development and sales efforts we need additional people skilled in areas such as protein science, information services, manufacturing, sales, marketing and technical support. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology. We may not be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Healthcare reform and restrictions on reimbursement may adversely affect our profitability.
     In the United States, healthcare providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure. In international markets, reimbursement and healthcare payment systems vary significantly by country, and include both government-sponsored healthcare and private insurance. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for laboratory testing services. Lower-than-expected or decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at prices we target, or at all. If we were not able to sell our products at target prices, then we will suffer a decrease in expected profitability that would likely adversely affect our business, financial condition and results of operations.
The risks described above are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Risks Related to Our Common Stock
     The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.
          Market prices of diagnostics companies have been volatile. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:
•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	variance in our financial performance from the expectations of securities analysts;

•	changes in the estimation of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	failure of our products to achieve or maintain market acceptance or commercial success;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

•	changes in legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of our common stock by our stockholders; and

•	the trading volume of our common stock.
          In addition, the stock market in general, the NASDAQ and the market for diagnostics companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.
     If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
          The liquidity of the trading market for our common stock may be affected in part by the research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
     Certain provisions of our corporate governing documents could make an acquisition of our company more difficult.
          Certain provisions of our organizational documents could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated by-laws:

•	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	limit the persons who can call special stockholder meetings;

•	provide that a majority vote of our stockholders is required to amend our amended and restated certificate of incorporation and amended and restated by-laws;

•	establish advance notice requirements to nominate persons for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings;

•	not provide for cumulative voting in the election of directors; and

•	provide for the filling of vacancies on our board of directors by action of a majority of the directors and not by the stockholders.
          These and other provisions in our organizational documents could allow our board of directors to affect your rights as a stockholder in a number of ways, including making it more difficult for stockholders to replace members of the board of directors. Because our board of directors is responsible for approving the appointment of members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.
          Our amended and restated articles of incorporation provide that Section 203 of the Delaware General Corporation Law, an anti-takeover law, will not apply to us. Section 203 generally prohibits an interested stockholder from engaging in certain types of business combinations with a Delaware corporation for three years after becoming an interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of the corporation.
     We do not currently intend to pay dividends on our capital stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we currently intend to invest our future earnings, if any, to fund the development and growth of our business, Therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. If we do not pay dividends, your ability to achieve a return on your investment in our company will depend on any future appreciation in the market price of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
          We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.
          Management and our independent registered public accounting firm reported to the audit committee of our board of directors two material weaknesses and a significant deficiency in the design and operation of our internal control over financial reporting identified during the audit of the six month period ended June 30, 2007, which did not include an audit of our internal control over financial reporting.
     Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting, however they and management identified material weaknesses related to the lack of segregation of duties of finance personnel and our internal controls related to the accounting for expenses incurred and assets received in the proper period. Specifically, we did not have:
•	sufficient personnel with appropriate financial accounting and reporting expertise;

•	sufficient segregation of duties due to our limited number of finance and accounting personnel;

•	sufficient internal controls for addressing accounting for complex transactions, such as those related to our equity transactions;

•	a formal process and related controls to identify and appropriately record and disclose certain contractual obligations, such as licenses and other agreements; and

•	internal controls related to cutoff, impacting the accounting and reporting of inventory, prepaid expenses, accounts payable and accrued expenses.
          The identified significant deficiency related to the perpetual inventory recording. Specifically, we have not maintained a perpetual record of our inventory of purchased components that formally tracked inventory during interim financial periods.
          While we are taking steps to address the identified material weaknesses and significant deficiency, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and significant deficiency or prevent additional material weaknesses and significant deficiencies from occurring. If we fail to remediate the material weaknesses or significant deficiency, or if additional material weaknesses or significant deficiencies are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with the required filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
          We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may adversely affect our operating results and failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could cause investors to lose confidence in our operating results and in the accuracy of our financial reports and could have a material adverse effect on our business and on the price of our common stock.
          As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first full fiscal year beginning after the effective date of this offering. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We are in the early stages of developing our controls and procedures and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm has not been engaged to perform an audit of our internal control over financial reporting. Our independent registered public accounting firm’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, no such opinion was expressed; however, we and our independent registered public accounting firm have identified two material weaknesses and a significant deficiency in the design and operation of our internal control over financial reporting as of June 30, 2007, which if not properly remediated, could result in material misstatements in our financial statements in future periods. Management believes that the material weaknesses and significant deficiency remain as of September 30, 2007. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Even after we develop these new procedures additional weaknesses in our internal controls may be discovered. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ and investors may lose confidence in our operating results and our stock price could decline. Furthermore, if we or our auditors are unable to certify that our internal control is effective and in compliance with Section 404 we may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and on the price of our common stock.
          Furthermore, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission and the NASDAQ may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
          Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.
     Concentration of ownership among some of our stockholders, including directors and management may limit your ability to influence corporate matters.
               As of December 10, 2007, approximately 64% of our common stock including the exercise of all outstanding warrants and options to purchase our common stock exercisable within 60 days of December 10, 2007 will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., and their respective affiliates, own 29% of our common stock, and Bain Capital Venture Fund 2005, L.P., and Brookside Capital Partners Fund, L.P., and their respective affiliates, own 34% of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a if such changes might otherwise be beneficial to our stockholders. In addition concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
               During the three months ended September 30, 2007, we granted options to our employees to purchase 76,000 shares of common stock at a weighted average exercise price of $4.50 per share. These options were granted prior to our initial public offering in reliance upon the exemption from registration provided under Section 4(2) of the Act or Rule 701 promulgated under the Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
               As of the closing of the initial public offering, the Company received written notices of exercise from the holders of approximately 99% of the Company’s outstanding warrants to purchase Series C and C-2 Convertible Preferred Stock. Such exercise occurred immediately prior to the closing of the initial public offering and resulted in exercise proceeds of $1.2 million.
(b) Use of Proceeds from Public Offering of Common Stock
               Our initial public offering of our common stock, par value $0.01, was effected through a Registration Statement on Form S-1 (File No. 333-145356) that was declared effective by the SEC on October 31, 2007. The Registration Statement covered the offer and sale by us of 8,050,000 shares of our common stock, which we sold to the public on November 6, 2007 at a price of $14.00 per share. Our initial public offering commenced on August 13, 2007 and terminated following the sale of all of the securities registered under the Registration Statement. Our initial public offering resulted in aggregate proceeds to us of approximately $101.8 million, net underwriting discounts and commissions of approximately $7.4 million, and offering expenses of approximately $3.5 million, through a syndicate of underwriters managed by Credit Suisse Securities (USA) LLC, Piper Jaffray & Co., Leerink Swann LLC, and Allen & Company LLC. We did not receive any proceeds from the sale of shares in the initial public offering by selling stockholders.

               No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.
               We anticipate that we will use the net proceeds form our initial public offering to finance ongoing research and development in connection with the development of additional genomic and protein tests and the next generation Verigene System and the continued investments in and development of our product manufacturing infrastructure, including purchasing manufacturing equipment, tooling and facilities leasehold improvements, as well as increase manufacturing personnel. We further anticipate that we will use the net proceeds from our offering to fund additional sales, marketing and service personnel and marketing initiatives in connection with future test and system product launches, and other general corporate purposes including business development, and financial and administrative support services. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business. We have invested the net proceeds from our initial public offering in short-term, investment-grade interest-bearing securities or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on November 2, 2007 pursuant to Rule 424(b) under the Act.
Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (2) (Exhibit 3.1)

3.2	Amended and Restated Bylaws of Nanosphere, Inc. (2) (Exhibit 3.2)

4.1	Specimen of common stock certificate (3) (Exhibit 4.3)

4.2	Nanosphere, Inc. Amended and Restated Registration Rights Agreement, dated as of April 12, 2006 (1)

10.1	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (3) (Exhibit 10.30)

31.1	Certification of William P. Moffitt, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of J. Roger Moody, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of William P. Moffitt III, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of J. Roger Moody, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Press release, dated December 13, 2007, regarding the Company’s results for its third quarter ended September 30, 2007 *

*	Filed herewith

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007.

(2)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOSPHERE, INC.
Date: December 13, 2007	/s/ William P. Moffitt III
William P. Moffitt III President and Chief Executive Officer

Date: December 13, 2007	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr. Chief Financial Officer and Treasurer