Form 10-K
period 2007-12-31
NANOSPHERE INC
filed 2008-03-21
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33775
Nanosphere, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4339870
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4088 Commercial Avenue	Northbrook, Illinois 60062
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 400-9000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant completed the initial public offering of its common stock in November 2007. Accordingly, there was no public market for the registrant’s common stock on June 30, 2007, the last day of the registrant’s most recently completed second quarter.
As of March 17, 2008 there were 22,192,205 outstanding shares of common stock. The common stock is listed on the Nasdaq Global Market (trading symbol “NSPH”).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 29, 2008, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

NANOSPHERE, INC.

INDEX

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.
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
These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K.
PART I.
Item 1. Business
References herein to “we,” “us” or “our” refer to Nanosphere, Inc. unless the context specifically requires otherwise.
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
We received 510(k) clearance from the United States Food and Drug Administration, or FDA, for commercial sale of the Verigene System in September 2007. We also received clearance in 2007 for two diagnostic tests: our warfarin metabolism assay, which is a pharmaco-genomic test to determine how an individual metabolizes the drug warfarin, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe, and our hyper-coagulation test, one of the highest volume genetic tests currently performed, to determine an individual’s risk for the development of blood clots. Upon receipt of FDA clearance, we commenced sales to hospital-based laboratories and academic research institutions in the United States, which we believe is the primary market for our products. We have established a direct sales organization within the United States and are focusing our initial commercial efforts on the hospital-based laboratory market. Our minimal revenues to date have been derived from the sale of the Verigene System, including cartridges and related products, within the United States to research laboratories and pursuant to government contracts.

We are currently developing diagnostic tests for a variety of medical conditions including cancer, neurodegenerative, cardiovascular and infectious diseases, as well as pharmaco-genomics, or tests for personalized medicine. We anticipate that we will submit applications to the FDA for clearance of tests for cystic fibrosis, herpes, cervical cancer, respiratory illness, recurrent prostate cancer and cardiovascular disease during the next 36 months, and we anticipate that we will submit two of such tests within the next 12 months. In addition, we have an active program to develop protein tests based on established biomarkers and to validate new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases. Through our biomarker validation program, we are working to validate novel protein targets for Alzheimer’s, cancer and autoimmune diseases which we believe will lead to new protein-based diagnostic tests.
Our technology is broadly applicable beyond the clinical diagnostic market in both research and industrial applications. For over two years the Verigene System has been in use in research laboratories supporting collaborations and independent research in areas including ovarian cancer, mad cow disease and HIV. We are currently working with the FDA on a joint research program to develop an H5N1 avian flu assay. We have developed and delivered a biosecurity platform for the detection of various bioterrorism agents to the Technical Support Working Group, an agency affiliated with the U.S. Department of Defense.
Currently, our patent portfolio is comprised, on a worldwide basis, of 85 issued patents and over 150 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. We exclusively licensed our initial core technology from the International Institute for Nanotechnology at Northwestern University in May 2000. This formed the basis for a sustained relationship with Northwestern whereby we have rights to future developments in the field of biodiagnostics. This relationship provides us with access to ongoing research and innovation which we utilize in our research and development of new applications and products.
Our Products
The Verigene System is a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing. While many systems currently available on the market provide a diagnostic result for one test or specific niche, the Verigene System provides for multiple tests to be performed on a single platform including genomic and protein assays.
The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. The microfluidics processor interacts with and manipulates various functional components of the test cartridge, including target binding to the nucleic acid or protein array, nanoparticle probe hybridization, intermediate washes and signal amplification steps. The reader houses the optical detection module that illuminates the test slide and automated spot recognition software analyzes the resulting signal intensities and provides the test results. The reader also serves as the control station and has a simple and intuitive touchscreen interface that allows users to track samples and test cartridges, initiate and monitor test processing, analyze results and generate reports. The reader is web-enabled to allow remote access to results and reports.
To perform a test, the operator adds a prepared sample to a designated port in the test cartridge, enters sample identification and test cartridge information into the reader using the touchscreen keyboard or via the barcode wand, and inserts the test cartridge into the processor. The processor assimilates information received from the reader and matches it to the inserted test cartridge and initiates the specified test protocol. Once the assay process is complete the test array is introduced into the reader for image analysis and result reporting.

Our Applications
We are commercializing or have in development several genomic and protein assays including the following:

Assay	Status	Condition
Genomic Tests
Hyper-coagulation	FDA clearance received October 2007	Increased risk of blood clots, stroke and pulmonary embolism
Warfarin Metabolism	FDA clearance	Initial dosing of leading anticoagulant
received September 2007
Cystic Fibrosis	In development	Cystic fibrosis gene mutation; prenatal carrier screening
Herpes Simplex Virus	In development	Herpes viral infection
Human Papillomavirus	In development	Cervical cancer
Respiratory Virus Panel	In development	Respiratory illness
Protein Tests
Prostate Specific Antigen	In development	Post-surgical recurrent prostate cancer
Cardiac Troponin I	In development	Cardiovascular disease; risk stratification; diagnosis of heart attack
We anticipate that we will submit applications to the FDA for clearance of two additional tests within the next 12 months and all of the tests listed above that are in development during the next 36 months. We are also continuing to research the expansion of our test menu in areas including, cancer, autoimmune, neurodegenerative, cardiovascular and infectious diseases and pharmaco-genomics. Specifically, we are researching assays for the detection of sexually transmitted diseases associated with chlamydia, gonorrhea and HIV.
Genomic Assays
Hyper-coagulation. Currently available technologies for this test are limited by contamination issues associated with polymerase chain reaction, or PCR, and by complex and costly work flow including test time, lab technician time and the number of process steps. Our hyper-coagulation panel consists of a multiplex of three genetic markers. This test enables the direct detection of mutations associated with a pre-disposition to blood clots on a much simpler platform than current alternatives. Our hyper-coagulation assay received 510(k) clearance from the FDA in October 2007.
Warfarin Metabolism. Our warfarin metabolism assay received 510(k) clearance from the FDA in September 2007. Our assay is the first FDA cleared genetic diagnostic test to assess warfarin metabolism. Most of the other assays available today to detect mutations associated with warfarin metabolism are those developed in-house by individual laboratories, known as “home-brew” tests, which are more complex than traditional diagnostic tests. They are based on analyte specific reagent kits, which are not cleared for marketing by the FDA.
Our warfarin metabolism panel detects three genetic markers that play a critical role in metabolizing warfarin. Through detection of these genetic markers, doctors are able to determine the appropriate initial warfarin dosage level in a safer and more efficient manner than current methods.
Cystic Fibrosis. This assay is currently in development. We anticipate that it will provide a multiplex panel for the detection of mutations in the CFTR gene that contribute to a higher risk of cystic fibrosis. Currently available technologies for this test are limited by complex and costly work flows including test time, lab technician time and the number of process steps. Our direct detection method enables each of the 23 mutations associated with the CFTR gene to be detected in a single test cartridge. Through detection of these genetic markers, physicians will be able to reliably diagnose, and determine the predisposition for this disease without the need for additional testing.
Herpes Simplex Virus. This assay is currently in development. We anticipate that it will provide a multiplex panel for the detection of this common viral infection that targets the oral, genital and central nervous system.
Human Papillomavirus, or HPV. This assay is currently under development and we anticipate that it will provide a multiplex panel for the detection of 14 specific viral strains that are sexually transmitted and are the cause of 95% of cervical cancer cases worldwide. We are working to develop a strain specific diagnostic test that will detect all of the high risk viral types in a cartridge based assay, allowing for better clinical diagnosis in a decentralized setting.

Respiratory Virus Panel. This assay is currently under development. We anticipate that it will provide a multiplex panel for the detection of both the most common and variant forms of respiratory virus infections and provide a definitive diagnosis in less than two hours.
Protein Assays
Our initial assay development efforts are focused on the earlier detection of disease through application of our ultra-sensitive protein detection technology to existing biomarkers. The following assays are in development.
Prostate Specific Antigen — Recurrent Prostate Cancer. We anticipate that this assay will enable the early detection of recurrent prostate cancer in men following prostate removal, a standard treatment for prostate cancer. Prostate specific antigen, or PSA, is a protein produced by the cells of the prostate gland and may be found in an increased amount in those with prostate cancer. However, despite regular PSA testing post-surgery, current technologies on average can only diagnose recurrence three and a half years later, even though forty percent of patients suffer recurrence. Because early stage prostate cancer recurrence may not cause PSA to increase to currently detectable levels. We expect that our ultra-sensitive PSA detection assay will diagnose recurrence within a few months, rather than years, after surgery. We also believe that our test will have the ability to determine which patients will not have a recurrence of the disease, relieving some of the burden on caregivers and patients. We are in the process of transferring this assay to the Verigene System format.
Cardiac Troponin I. This assay is being developed for the detection of cardiac troponin I in patients suspected of having cardiovascular disease. Although there are various diagnostic tests used to detect acute myocardial infarction, both the American College of Cardiology and the American Heart Association issued guidelines asserting that testing for cardiac troponin is the new, definitive laboratory standard for the diagnosis of myocardial infarction. Troponin assays are not only more sensitive but also more specific than tests for other existing biomarkers.
Troponin I is a protein that is found in cardiac muscle and is released when the heart is injured, for instance during a myocardial infarction. Cardiac troponin blood diagnostic tests are used to diagnose a heart attack and evaluate mild to severe heart injury in patients experiencing heart/chest discomfort. However, limitations of current detection levels often result in the failure to accurately diagnose all cases of cardiovascular disease. Each year, millions of patients with chest pain are discharged from hospital emergency departments after current technologies fail to diagnose acute myocardial infarctions. Tens of thousands of these patients are subsequently readmitted to the hospital or die from cardiac arrest within a few weeks or months after the initial visit.
Current methods of troponin testing are only sensitive to concentrations at least 100 times higher than the true normal, which is zero level in healthy patients. As a result, no approved test exists that can identify a patient who may be experiencing transient ischemic events, which are precursors to a cardiac event. Our initial clinical studies have demonstrated our ability to reliably identify a rise in cardiac troponin well below the current limits of detection, at levels where the assay can diagnose acute myocardial infarctions earlier and detect precursor cardiac events including unstable angina, cardiac necrosis and ischemia. Furthermore, this level of sensitivity could also lead to more accurate risk stratification associated with angina. We believe that a new definition of “normal” will be defined at a lower troponin concentration level that the current market cannot detect. We are also in the process of performing additional research to determine new diagnostic attributes of the assay, including its predictive value.
Biomarker Validation. We are also applying our ultra-sensitive protein detection methods to the development of established protein biomarkers and the validation of novel protein targets that may lead to earlier detection of medical conditions including in the areas of cancer, neurodegenerative disorders including Alzheimer’s, cancer and autoimmune diseases.

Our Technology
We believe our technology will drive the use of ultra-sensitive and multiplexed protein and genomic diagnostics in routine clinical laboratories, much like enzyme-linked immunosorbent assay, or ELISA, accelerated the use of protein testing in the 1970s and 1980s and PCR catalyzed the emergence of nucleic acid diagnostics in the 1990s.
Our Gold Nanoparticle Molecular Probes
At the core of our technology are gold nanoparticles which offer a unique set of physical properties that can be exploited in the detection of biological molecules. In 1998, Dr. Mirkin and Dr. Letsinger at Northwestern University developed a novel process to prepare stable probes by covalently attaching oligonucleotides to gold nanoparticles. This method, protected by patents, is exclusively assigned to or owned by us. We have refined the synthesis methods to enable highly reproducible production of nanoparticle probes with diameters in the 13-50 nanometer range required for highly sensitive biomedical analysis. Subsequently, we have also developed methods for attaching antibodies to gold nanoparticles, thereby producing highly stable probes for ultra-sensitive detection of proteins.
The properties of nanoparticle probes can be tailored by controlling the size of the particles, the density of recognition-oligomers or antibodies on the nanoparticles, the use of diluent oligonucleotides, the use of spacer oligonucleotides and the salt concentration. Combined, the optimization of these properties enables us to deliver superior analytical performance characteristics versus other methods, for example:
•	High Signal-to-Noise Ratio. Our nanoparticle probes deliver significantly stronger signals than the fluorescent probes, or fluorophores, used in diagnostic platforms today. Nanoparticles are typically 10-100 nm in diameter and therefore significantly larger than conventional fluorophores. This size difference enables nanoparticles to produce up to 10,000 times more signal via light scattering than a fluorophore. A single nanoparticle can be detected with simple optical instrumentation with very high sensitivity, thus eliminating the need to employ our amplification techniques.

•	Orders of Magnitude Greater Sensitivity and Lower Detection Limits. The sensitivity and limits of detection of our technology are further enhanced by a silver-staining step, which effectively amplifies the signal from each nanoparticle bound to a target molecule. In this process, silver is coated onto the gold nanoparticle surface, producing larger particles with enhanced optical properties. Whereas the leading technologies today can detect molecules at the picomolar range (10-12), our technology is capable of up to a million times higher sensitivity at the femtomolar (10-15) and attomolar (10-18) range, enabling the unprecedented analysis of rarely expressed genes or low abundance proteins for early disease detection and diagnosis.

•	High Count Multiplexing. Our core technology enables high count multiplexing, or simultaneous multiple target identification in a single sample using a simple low-density microarray. A sample and probe mixture is introduced simultaneously into a single self-contained reaction chamber pre-printed with multiple reaction spots, each containing capture strand oligonucleotides or proteins that are complementary to a specific target molecule of interest. By utilizing the sharp melt transition of the nanoparticle probes, multiple targets can be discretely identified in a single sample. This methodology eliminates the need for complex and costly means of physically isolating individual target molecules.

•	Detection of Genomic and Protein Molecules Simultaneously. We are able to synthesize our gold nanoparticle probes for the simultaneous multiplexed detection of both protein and genomic targets in the same assay.

•	Superior Reaction Kinetics. The sharp melt transition curves in our gold nanoparticles increase binding affinity thereby leading to improved assay kinetics and efficiency.

•	Long-Term Stability. The high density of oligonucleotides per nanoparticle, which serve both as a protective and recognition layer on the nanoparticle surface, ensures the long-term stability of our nanoparticles. We have patented approaches using localized salt and buffer concentrations that deliver long-shelf life for our technology and reagent set.

•	Unparalleled Specificity. A key property of the oligonucleotide-linked gold nanoparticle is an extremely sharp melting curve. Our nanoparticles exhibit dissociation transitions of less than one degree, whereas PCR transitions are typically 20-30 degrees in range or more. These qualities eliminate errors caused by mismatched nucleotide pairs, thereby allowing genomic targets differing by a single nucleotide (base pair) to be distinguished with unprecedented selectivity.

Assay Format
Our silver-enhanced gold nanoparticles and related optical detection technology are used for diagnostic assays which detect genomic and proteomic targets captured onto microarrays as shown below. The microarray format enables high count multiplexing of assay targets, facilitating the development of a broad menu of tests, including for complex diseases where multiple targets must be evaluated to provide a diagnosis, in a simple, scalable format.
Two probes can be used in an assay. Oligonucleotide probes are used for genomic assays and antibodies for protein assays. One probe, complementary to a specific site on the target molecule, is attached to a surface such as a glass slide and the other probe, complementary to a different site on the target molecule, is attached to the surface of gold nanoparticles. In the presence of the target molecule of interest, the probes and target form a three dimensional, cross-linked aggregate. After silver coating the gold nanoparticles, light scatter is measured on the surface of the microarray slide. The silver-enhanced gold nanoparticle probes located on the slide surface scatter light in proportion to the concentration of the target in the sample, which is detected through optical imaging and translated into clinical results via our proprietary software algorithms.
Research and Development
Our research and development efforts are focused on:
•	Expanding and Enhancing the Capabilities of Our Instrument Platform. Design elements and components of our current instrument platform, the Verigene System, will serve as the foundation for future generation development. We plan to enhance the microfluidics processor and touchscreen reader in the existing Verigene System in a second generation instrument which will also add sample preparation for infectious diseases. This feature will further simplify the processing of clinical samples from swab, cerebrospinal fluid and serum. We are also developing a fully automated instrument with increased throughput and sample preparation for both infectious disease and human genetic tests. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.

•	Developing Additional Genomic and Protein Assays. We are in various phases of developing and commercializing new assays for detecting protein biomarkers, infectious diseases and human genetic markers. Currently we are developing additional genomic assays including a cystic fibrosis test, a human papillomavirus test, a respiratory virus panel and a herpes simplex viral test. In addition, we are working to integrate ultra-sensitive assays for prostate specific antigen and cardiac troponin I into the current Verigene System instrument platform.

•	Validating and Commercializing New Biomarkers. We have a dedicated team of protein scientists and assay developers who conduct assay development to support feasibility testing and new protein biomarker validation. This team is collaborating with clinical researchers in academic and private settings to apply our ultra-sensitive protein detection technology to the researchers’ efforts to create diagnostic methods with greater clinical sensitivity and specificity. We are also applying our ultra-sensitivity methods to the development of established protein biomarkers that may lead to earlier detection of medical conditions including cancer, neurodegenerative disorders including Alzheimer’s disease, sepsis and mad cow disease, for blood screening and veterinary applications.

•	Enhancing Performance of Established Product Systems and Developing New Applications. We have entered into a license agreement with Northwestern University which provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology, which involves the analysis of oligonucleotides as reporter molecules, through January 1, 2013, after which date we have the right of first negotiation for an exclusive license on future inventions. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.
Employees
As of December 31, 2007, we had 103 full-time employees. Of these employees, 51 were in research and development, 22 were in manufacturing, 20 were in sales and marketing and 10 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

Government Grants and Contracts
We have received grants over the last five years that have allowed for the evaluation and development of new technologies and also allowed for development of market specific diagnostic products.
We have benefited from Small Business Innovation Research grants to prove feasibility of gold nanoparticle based detection technology as well as evaluate potential new technologies and medical diagnostic applications.
We have received government contracts for the development of automated biological agent detection systems using nanoparticle probes that are capable of rapidly detecting biological warfare agents and biological toxins. These products have potential application for both government contractors and civilian first responders. Through December 31, 2007, we have recorded revenue of approximately $9 million under these grants and contracts.
Manufacturing
We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. There, we manufacture our proprietary nanoparticle probes and assay reagents and test cartridges and Verigene System instrumentation. We outsource much of the disposable component molding and component assembly. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practice — Quality System Regulation which is required by the FDA for the manufacture of in vitro diagnostic products.
We have implemented a quality system which complies with FDA regulations governing in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control. To ensure that products are manufactured consistently to meet quality requirements, we have built and validated a quality system that we believe complies with FDA guidelines and regulations, including the FDA’s Quality System Regulation. We have registered with the FDA as an owner and operator of an establishment that manufacturers a device intended for human use, which includes in vitro diagnostics products. Our manufacturing facility occupies approximately 12,000 square feet of the 40,945 square feet which we lease at our Northbrook, Illinois facility. Class 10,000 clean room facilities are available for the assembly of sub-assembled disposable plastic components in a semi-automated fashion.
We have controlled methods for the consistent manufacturing of our proprietary nanoparticles and production oligonucleotides at very high purity (greater than 95%). We also manufacture at our Northbrook facility a proprietary linker to ensure stable bonding of the oligonucleotide to the gold nanoparticle.
All quality control tests are validated to ensure product quality measurements are accurate. Manufacturing of the Verigene System including test cartridges is tightly controlled with the use of manufacturing batch records. These records control which product is produced and ensure that each batch of product is manufactured consistently and according to the intended design.
We plan to continue to manufacture components that we determine are highly proprietary or highly difficult to produce consistently while outsourcing commodity components. We are likely to establish additional outsourcing partnerships as we manufacture additional products. While we believe our current facilities and expansion rights are adequate to meet our manufacturing needs for at least the next three years, we may need to lease additional space.
Sales and Marketing
As a part of our business strategy, we have established a direct sales and marketing organization to support the launch of the Verigene System and the initial menu of tests in the United States. This organization comprises geographically dispersed sales representatives and clinical support specialists as well as a centralized staff of market and product managers. We believe that the primary market for our diagnostic applications will be hospital-based laboratories and academic research institutions in the United States. At the customer’s option we expect to sell the Verigene System or enter into a leasing arrangement. Our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of cartridges over the term of the agreement.
Our sales and marketing team will provide customer service for order fulfillment, technical service and product support, and distribution logistics. Upon our receipt of 510(k) clearance from the FDA in September 2007, we commenced sales and are proceeding with customer installations, evaluations and validations.

We believe that the primary international customers for our diagnostic applications will be hospital-based laboratories and academic research institutions. We have commenced the process of obtaining CE Mark approval for sale of the Verigene System in European Union countries. In Europe and most other international markets we may enter in the future, we anticipate using marketing partners and distributors. A distribution strategy is being developed for each relevant international market. We expect to supplement marketing partnerships with specialists who will train our partners’ sales forces and provide technical support.
Competition
We primarily face competition in the nucleic acid based testing market from companies that provide PCR-based technologies. We believe that the Verigene System will compete with these companies primarily on the following factors: (1) cost effectiveness; (2) ease of use; (3) multiplex capability; (4) range of tests offered; (5) immediacy of results; and (6) reliability.
We also face competition in the protein detection market from companies that provide mass spectrometry systems. Although mass spectrometry systems offer high sensitivity, they are extremely costly, require significant time and effort by sophisticated staff and cannot detect many complex, disease-causing proteins. These significant limitations have rendered mass spectrometry systems impractical for commercial protein diagnostics laboratories.
The protein detection market also includes companies that provide ELISA-based testing systems. However, we believe that our technology, which is at least 100 times more sensitive than current diagnostic technologies, provides a significant advantage because it can detect proteins at lower concentrations equating to earlier detection of disease. This sensitivity will create new value for existing biomarkers and allow the discovery of novel biomarkers for the treatment and monitoring of disease where none exist today.
Government Regulation
The testing, manufacture and sale of our diagnostic products is subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies.
Regulation by the United States Food and Drug Administration
In the United States, the FDA regulates the sale and distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Pursuant to the federal Food, Drug, and Cosmetic Act, the FDA regulates the preclinical and clinical design, testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new medical devices under development that fall within the FDA’s jurisdiction until we receive clearance from the FDA.
In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., establishment registration, medical device listing, labeling regulations, possible premarket notification, possible adherence to current Good Manufacturing Practice). However, most Class I devices are exempt from premarket notification (510(k) clearance) and adherence to current Good Manufacturing Practice. Class II devices are subject to general and special controls (e.g., special labeling requirements, mandatory performance standards, premarket notification (510(k) clearance) often with guidance from an FDA special control guideline, adherence to current Good Manufacturing Practice, possible post-market surveillance). Generally, Class III devices are subject to general and special controls and must receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness (e.g., new devices for which insufficient information exists to assure safety and effectiveness through general and special controls; often such devices are life-sustaining, life-supporting and implantable). Many devices that have been approved by way of premarket approval are required to perform post-market surveillance.
510(k) Clearance
The FDA will grant 510(k) clearance if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought PMAs. The FDA has recently been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions and clearances.

PMA Approval
A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a pre-amendment Class III device for which the FDA has sought PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the method, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.
Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is complete, the FDA will accept the application for filing. Once the submission is accepted, the FDA begins an in-depth review of the PMA. The FDA’s review of a PMA application generally takes one to three years from the date the application is accepted, but may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable current Good Manufacturing Practices requirements.
If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a non-approvable letter. The FDA may determine that additional clinical investigations are necessary, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA.
Modifications to a device that is the subject of an approved PMA, including its labeling or manufacturing process, may require approval by the FDA of PMA supplements or new PMAs. Supplements to an approved PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
Clinical Investigations
Before we can submit a medical device for 510(k) clearance, we may have to perform a short (i.e., months) method comparison study at clinical sites to ensure that end-users can perform the test successfully. This is a study in a clinical environment, but is not usually considered a clinical trial. Alternatively, when we submit a PMA, we generally must conduct a longer (i.e., years) clinical trial of the device which supports the clinical utility of the device and how the device will be used.
Although clinical investigations of most devices are subject to the investigational device exemption, or IDE requirements, clinical investigations of in vitro diagnostic tests, including our products and products under development, are exempt from the IDE requirements. Thus, our tests do not require the FDA’s prior approval, provided the testing is non-invasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, our tests must be labeled “for research use only” or “for investigational use only,” and distribution controls must be established to assure that our tests distributed for research, method comparisons or clinical trials are used only for those purposes.

Obtaining FDA Clearance for Our Products
In March 2007, we submitted 510(k) premarket notifications with respect to the Verigene System instrumentation platform and two independent application cartridges: (1) the hyper-coagulation test panel, which detects three genetic single nucleotide polymorphisms, or SNPs, that correlate to a person’s propensity to form blood clots, and (2) the warfarin metabolism test panel, which detects three other SNPs that define a person’s ability to metabolize warfarin. On September 17, 2007, we received 510(k) clearance from the FDA for the Verigene System and our warfarin test panel and on October 12, 2007, we received 510(k) clearance from the FDA for our hyper-coagulation test panel. The Verigene System and the initial assays are considered Class II medical devices since there are predicate devices already in the market. Most of our tests have special control guidances for 510(k) clearance. Some of our future tests may be Class III devices. We also plan to conduct method comparison studies or clinical trials of our products currently under development, which we intend to distribute in the United States. Our future developments may not be exempt from IDE requirements and may require us to obtain approval from the FDA through the PMA process rather than 510(k) clearance. In addition, any failure to maintain compliance with the IDE exemption requirements could result in, among other things, the loss of the IDE exemption or the imposition of other restrictions on the distribution of our products.
Regulation After FDA Approval or Clearance
Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed current Good Manufacturing Practices requirements, which include testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant 510(k) clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented our manufacturing facilities under the current Good Manufacturing Practices requirements.
Because we are a manufacturer of medical devices, we must also comply with medical device reporting requirements by reporting to the FDA any incident in which our product may have caused or contributed to a death or serious injury. We must also report any incident in which our product malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We have numerous policies and procedures in place to ensure compliance with these laws and to minimize the risk of occupational exposure to hazardous materials. In addition, we do not expect the operations of our products to produce significant quantities of hazardous or toxic waste that would require extraordinary disposal practices. Although the costs to comply with these applicable laws and regulations have not been material, we cannot predict the impact on our business of new or amended laws or regulations, or any changes in the way existing and future laws and regulations are interpreted or enforced. Moreover, as we develop toxin and pathogen detection products for the food and agriculture markets, we may be subject to the regulations of various food safety organizations, including the United States Department of Agriculture.
Export of Our Products
Export of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted with FDA authorization provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export. To obtain FDA export approval, we must meet certain requirements, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data for the devices.

Clinical Laboratory Improvement Amendments of 1988
The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing. These regulations mandate that clinical laboratories must be certified by the federal government, by a federally-approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. Moreover, these laboratories must meet quality assurance, quality control and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the method of testing performed by the laboratory, which range from “waived” to “moderately complex” to “highly complex.” We expect that most of our products will be categorized as either “moderately complex” or “highly complex.”
Foreign Government Regulation
We anticipate that our products will be introduced in foreign markets in the future. We have commenced the process of obtaining CE Mark approval for sale of the Verigene System in European Union countries. The regulatory review process varies from country to country, and many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties and tax requirements.

Item 1A. Risk Factors
We have a history of losses, our losses are likely to increase significantly, and we may never achieve or maintain profitability.
We are a development-stage company with limited operating history. We have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stock of $59.2 million, $45.7 million and $18.8 million in the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had an accumulated deficit during the development stage of $165.1 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. After we begin selling our products, we expect our losses to continue to increase as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.
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
We expect capital outlays and operating expenditures to increase over the next few years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. We anticipate that our current cash and cash equivalents, together with the net proceeds of the initial public offering, will be sufficient to meet our currently estimated needs for at least the next three years. However, we operate in a market that makes our prospects difficult to evaluate, and we may need additional financing to execute on our current or future business strategies. The amount of additional capital we may need to raise depends on many factors, including:
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
The exclusive and non-exclusive licenses expire at various times, corresponding to the subject patents’ expirations, which currently range from 2009 to 2024. We may also need to license other technology or patents to commercialize future products, but such licenses may not be available to us on commercially reasonable terms or at all.
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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised, on a worldwide basis, of 85 issued patents and more than 150 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
We have never declared or paid any cash dividends on our common stock, and we currently intend to invest our future earnings, if any, to fund the development and growth of our business, Therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. If we do not pay dividends, your ability to achieve a return on your investment in our company will depend on any future appreciation in the market price of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2008 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We are in the early stages of developing our controls and procedures and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Further, our independent registered public accounting firm has not been engaged to perform an audit of our internal control over financial reporting. Our independent registered public accounting firm’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. While we have begun to build the internal controls we feel are necessary to become compliant with Section 404 of the Sarbanes Oxley Act, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Even after we develop these new procedures additional weaknesses in our internal controls may be discovered. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ and investors may lose confidence in our operating results and our stock price could decline. Furthermore, if we or our auditors are unable to certify that our internal control is effective and in compliance with Section 404 we may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ and we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and on the price of our common stock.
Furthermore, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company prior to our initial public offering in November 2007. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission and the NASDAQ may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
As of March 17, 2008, approximately 62% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., and their respective affiliates, own 24% of our common stock, and Bain Capital Venture Fund 2005, L.P., and Brookside Capital Partners Fund, L.P., and their respective affiliates, own 28% of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Our executive, research and development and manufacturing functions are all located at a 40,945 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2010.
We do not own any real property. We believe that our leased facilities are adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
On October 16, 2007, the majority of the shareholders of the Company’s (i) Series C-2 Preferred Stock, voting as a separate class, (ii) Series D Preferred Stock, voting as a separate class, (iii) Common Stock and Preferred Stock, together voting as a single class, and (iv) Preferred Stock, voting as a single class, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, approved by written consent (1) the conversion of all of the Company’s convertible preferred stock into shares of the Company’s common stock, contingent upon the closing and effectiveness of the Company’s contemplated initial public offering and the listing of the Company’s common stock on the NASDAQ Global Market, which occurred on November 6, 2007, (2) an amendment to the Amended and Restated Certificate of Incorporation effecting a 25-to-1 reverse stock split of our common stock, and (3) the Second Amended and Restated Certificate of Incorporation, contingent upon the closing and effectiveness of the Company’s contemplated initial public offering and the listing of the Company’s common stock on the NASDAQ Global Market, which occurred on November 6, 2007. The results of the votes are as follows:

	Total Shares Outstanding	Votes For

Series C-2, as a single class	128,825,044	122,685,353

Series D, as a single class	168,392,966	155,245,631

Common Stock and Preferred Stock, together as a single class	330,601,180	277,930,984

Preferred Stock, as a single class	307,285,024	277,930,984

On October 29, 2007, the majority of the shareholders of the Company’s (i) Series C-2 Preferred Stock, voting as a separate class, (ii) Series D Preferred Stock, voting as a separate class, (iii) Common Stock and Preferred Stock, together voting as a single class, and (iv) Preferred Stock, voting as a single class, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, approved by written consent an amendment to the Company’s 2007 Long-Term Incentive Plan. The results of the votes are as follows:

	Total Shares Outstanding	Votes For

Series C-2, as a single class	5,152,991	4,907,412

Series D, as a single class	6,735,707	6,209,822

Common Stock and Preferred Stock, together as a single class	13,225,007	11,117,234

Preferred Stock, as a single class	12,292,361	11,117,234

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the Nasdaq Global Market since November 1, 2007 under the symbol “NSPH”. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq Global Market for the period indicated.

2007	High	Low
November 1, 2007 to December 31, 2007	$22.04	$11.50
Stockholders
The last reported sale price of common stock on March 17, 2008 as reported on the Nasdaq Global Market was $6.83. As of March 17, 2008, there were 22,192,205 holders of record of common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our board of directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our board of directors may deem relevant.
Sales of Unregistered Securities
During the three months ended December 31, 2007, we granted options to our employees to purchase 27,000 shares of common stock at a weighted average exercise price of $14.00 per share. These options were granted in reliance upon the exemption from registration provided under Section 4(2) of the Act or Rule 701 promulgated under the Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
As of the closing of the initial public offering, the Company received written notices of exercise from the holders of approximately 99% of the Company’s outstanding warrants to purchase Series C and C-2 Convertible Preferred Stock. Such exercise occurred immediately prior to the closing of the initial public offering and resulted in exercise proceeds of $1.2 million. Upon the closing of our initial public offering, all outstanding warrants to purchase Series C and C-2 Convertible Preferred Stock expired.
During the three months ended December 31, 2007, we received written notice of the exercise of a Series D Convertible Preferred Stock warrant, which, as of the closing of our initial public offering, had converted into a warrant to purchase 7,454 shares of our Common Stock at an exercise price of $10.94 per share.

Stock Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on November 1, 2007, and the reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

	11/1/2007	11/30/2007	12/31/2007

Nanosphere	$100.00	$103.00	$99.92

Nasdaq Composite	$100.00	$93.07	$92.76

Nasdaq Biotechnology	$100.00	$97.14	$93.62

The information contained in the graph above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, or subject to Regulation 14A or 14C promulgated under the Exchange Act, other than as provided in Item 402 of the SEC’s Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that Nanosphere specifically requests that the information be treated as soliciting material or specifically incorporates it by reference in such filing.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with, and is qualified by reference to, our financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years Ended December 31,
Statements of Operations Data:	2007	2006	2005	2004	2003

Total revenue	$1,167,364	$1,138,011	$1,914,517	$2,768,125	$1,470,900

Research and development expense	21,364,767	17,447,227	13,244,872	10,366,473	8,358,249

Sales, general and administrative expense	13,443,304	5,415,525	4,502,970	3,131,390	3,086,823

Net loss	(53,117,957)	(23,531,581)	(15,935,300)	(10,901,911)	(9,919,859)

Net loss attributable to common stock	(59,203,184)	(45,682,716)	(18,834,087)	(21,058,304)	(9,919,859)
Net loss per common share:
basic and diluted	(14.16)	(52.78)	(30.80)	(34.44)	(16.24)
Weighted average number of common shares:
basic and diluted (1)	4,180,979	865,559	611,496	611,466	610,972

	As of December 31,
Balance Sheet Data:	2007	2006	2005	2004	2003

Cash and cash equivalents (1)	$114,312,573	$29,112,429	$3,641,338	$6,314,008	$1,150,108
Working capital (1)	107,684,875	27,332,463	(2,642,582)	4,542,299	125,034
Total assets (1)	129,114,680	41,037,834	11,346,514	12,198,575	4,674,142
Long-term debt	7,462,237	58,802	—	—	—
Convertible preferred stock (1)	—	108,868,040	51,143,984	40,998,231	23,793,897
Stockholders’ equity (deficit) (1)	112,350,540	(105,238,071)	(59,961,290)	(41,348,431)	(20,328,435)

(1)	In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering. All shares of convertible preferred stock were converted to common stock upon the closing of the initial public offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based primarily on the financial statements of Nanosphere, Inc. for the years presented and should be read together with the notes thereto contained in this annual report on Form 10-K. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).
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
We received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay on September 17, 2007 and for our hyper-coagulation assay on October 12, 2007. We are currently developing diagnostic tests for a variety of medical conditions including cancer, neurodegenerative, cardiovascular and infectious diseases, as well as pharmaco-genomics, or tests for personalized medicine. We anticipate that we will submit applications to the FDA for clearance of tests for cystic fibrosis, herpes, cervical cancer, respiratory illness, recurrent prostate cancer and cardiovascular disease during the next 36 months, and we anticipate that we will submit two of such tests within 2008.
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net losses attributable to common stock were $59.2 million for fiscal 2007. As of December 31, 2007, we had an accumulated deficit during the development stage of $165.1 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings. We expect to incur increasing expenses over the next several years, principally to further develop our products and to develop additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering.
Financial Operations Overview
Revenue
Revenue received through December 31, 2007 consists primarily of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Product sales are derived from the sale or lease of the Verigene System, including cartridges and related products sold to research laboratories and hospitals.
Cost of Product Sales
Cost of product sales represents the cost of materials, direct labor, other overhead costs associated with manufacturing, delivering and selling the Verigene System, including cartridges and related products and royalties on product sales.

Research and Development Expenses
Research and development expenses primarily include all expenses related to the development of the Verigene System and assays, and the research and development expenses associated with fulfilling our obligations to the United States government and under other contracts and grants. Such expenses include salaries and benefits for research and development personnel, contract services and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to increase as we work on the development and scale up of manufacturing methods, processes and procedures and the development of future generations of the Verigene System, and additional genomic and protein tests.
Sales, General and Administrative Expenses
Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal, intellectual property and accounting costs. We expect sales and marketing expenses to continue to increase in the future as a result of anticipated growth in our sales and customer support functions to support growth in our product sales. We expect general and administrative expenses to increase after the initial public offering as a result of the need to hire additional administrative personnel and due to higher legal, accounting and related public company expenses.
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
Fiscal 2007 Compared to 2006
Revenues
Revenues were $1.2 million for fiscal 2007, as compared to $1.1 million for fiscal 2006. These revenues were primarily derived from contracts and government grants and secondarily derived from product sales. Revenues from contracts and government grants were $1.1 million in 2007 and $1.0 million in 2006. The increase resulted from revenue associated with contracts with the Technical Support Working group within the U.S. Department of Defense and with Northwestern University. As product revenue grows, we do not expect revenue from contracts and government grants to be a material percentage of our business.
Cost of Product Sales
For fiscal 2007, cost of product sales was $86,349, as compared to $31,049 for fiscal 2006. All costs recorded for these periods consist primarily of product manufacturing costs; however, in 2007, Verigene system sales, versus individual component sales, were a greater proportion of the total product sales.
Research and Development Expenses
Research and development expenses increased to $21.4 million for fiscal 2007, from $17.4 million for fiscal 2006. This expense growth was a result of increased research and development personnel and contract services to prepare for the commercial launch of the Verigene System and to develop protein, human genetic and infectious diseases assays in parallel.
The $4.0 million increase in research and development expenses for fiscal 2007 versus 2006 consists primarily of $1.7 million in staffing, $0.9 million in cartridge development, $0.5 million in patent amortization and abandonment expenses and $0.9 million of other expenses including facility expenses related to research and development.

Sales, General and Administrative Expenses
Sales, general and administrative expenses increased to $13.4 million for fiscal 2007, from $5.4 million for fiscal 2006. The $8.0 million increase was due primarily to a $2.5 million increase in sales personnel expenses and other marketing expenses in preparation for the anticipated product launch of our Verigene System, $1.9 million of compensation expense associated with a bonus payment to the chief executive officer in connection with our initial public offering, a $1.3 million increase in stock option equity compensation, a $0.5 million increase in franchise taxes, and a $1.8 million increase in other general and administrative expenses, such as consulting fees, legal fees and building maintenance expenses.
On March 16, 2006, we entered into a bonus arrangement with Mr. Moffitt to retain him as our chief executive officer. Under the agreement, Mr. Moffitt was eligible to receive a cash bonus in the amount of $2.3 million, subject to his continuous employment with us until March 16, 2011, or if earlier, upon our filing of a registration statement in connection with an initial public offering of our securities. The bonus was paid in full in August 2007 for the achievement of the strategic milestone of the filing of our initial registration statement. Approximately $0.4 million of this bonus was expensed in fiscal 2006, resulting in a charge of approximately $1.9 million for the remaining portion of the bonus earned during fiscal 2007.
Change in Fair Value of Convertible Derivative Liability
Our Series C-2 and Series D Convertible Preferred Stock contain conversion features which are embedded derivatives and therefore require bifurcation and accounting at fair value separate and distinct from the convertible preferred stock. Changes in the fair value of the conversion liability are recognized in earnings. For fiscal 2007 and 2006, the fair value of the conversion liability increased, resulting in a $14.9 million and $2.9 million non-cash charge to earnings, respectively. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the company. Upon the closing of our initial public offering, our preferred stock was converted into common stock and accordingly, we stopped incurring charges for this embedded derivative and the liability converted into additional paid-in capital.
Change in the Fair Value of the Preferred Stock Warrants
The change in the fair value of the preferred stock warrants resulted in a non-cash decrease in earnings by $4.4 million and $0.1 million for fiscal 2007 and 2006, respectively. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the company. Upon the closing of our IPO, our preferred stock was converted into common stock and accordingly, we stopped incurring charges for this embedded derivative and the liability converted into stockholders’ equity.
Interest Expense
Interest expense was $2.0 million for fiscal 2007, as compared to $0.2 million for fiscal 2006. Our interest expense in 2007 was due to interest on our debt borrowings, and our 2006 interest expense resulted primarily from bridge loans related to our convertible preferred stock issuance in 2006.
Interest Income
Interest income was $1.9 million and $1.4 million for fiscal 2007 and 2006, respectively. The increase in interest income in fiscal 2007 resulted from the increase in cash from the initial public offering.

Fiscal 2006 Compared to 2005
Revenues
Revenues were $1.1 million for fiscal 2006, as compared to $1.9 million for fiscal 2005. Product revenues to the research market associated with sales of the Verigene System, including cartridges and related products, for fiscal 2006 were $131,660, as compared to $136,850 in fiscal 2005. Grant and contract revenues were $1.0 million for fiscal 2006, down from $1.8 million in fiscal 2005. Grant and contract revenues in both periods were for technology feasibility evaluations and biosecurity product development.
Cost of Product Sales
For fiscal 2006, cost of product sales was $31,049, as compared to $125,118 for fiscal 2005. All costs recorded for these periods consist primarily of product manufacturing costs. Cost of product sales in 2005 included our normal product cost as well as the cost of customized components associated with a government contract. These costs were included in the contract revenues with no mark up in 2005 and such costs did not exist in 2006.
Research and Development Expenses
Research and development expenses increased to $17.4 million for fiscal 2006, from $13.2 million for fiscal 2005. The increase in research and development expenses is attributable to increased spending on Verigene System platform development activities, development of genomic assays and development of protein assays. The increase in research and development spending from 2005 to 2006 includes $1.1 million in staffing, $1.0 million in lab supplies, $0.9 million in system design support and $0.5 million in cartridge development. The staffing expense increase resulted from hiring approximately 15 people in research, development and manufacturing. Most of the personnel increase was to support our expanded number of tests in development. Our increase in design support, lab supplies and cartridge development relates to purchases of design services, materials and components required to commercialize our initial genomic tests and the Verigene System.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased to $5.4 million for fiscal 2006, from $4.5 million for fiscal 2005. The $0.9 million increase is primarily driven by the $0.6 million increase in sales and marketing personnel, $0.2 million in stock option compensation expense and $0.1 million increase in legal fees.
Change in Fair Value of Convertible Derivative Liability
Our Series C-2 and Series D Convertible Preferred Stock contain conversion features which are embedded derivatives and therefore require bifurcation and accounting at fair value separate and distinct from the Convertible Preferred Stock. Changes in the fair value of the conversion liability are recognized in earnings. During 2006 the fair value of the conversion liability increased, resulting in a $2.9 million charge to earnings.
Change in the Fair Value of the Preferred Stock Warrants
The change in the fair value of the preferred stock warrants reduced earnings by $8,314 and $119,914 in 2005 and 2006, respectively.
Interest Expense
Interest expense increased to $154,056 for fiscal 2006, from $37,919 in 2005 due to bridge loans from existing investors prior to the closing of our Series D Convertible Preferred Stock financing in April 2006. The bridge loan was initially made by Lurie Investment Fund, L.L.C., on December 9, 2005 in the principal amount of $5.0 million at a fixed annual interest rate of 10.0%. Bridge loans were also made on January 6, 2006 by the following existing investors R. Capital II, Ltd., Adam N. Mirkin, Rhoderic Peter Mirkin, Richard Segal, and Steven E. Mather in the aggregate principal amount of $0.1 million at a fixed annual interest rate of 10%, and on March 15, 2006, by Lurie Investment Fund, L.L.C. in the principal amount of $1.3 million at a fixed annual interest rate of 4.58%. The promissory notes issued as consideration for such bridge loans were cancelled on April 12, 2006 in exchange for shares of Series D Convertible Preferred Stock.

Interest Income
Interest income was $1.4 million for fiscal 2006, compared with $69,376 in fiscal 2005. This increase was due to higher average cash balances and higher interest rates during fiscal 2006.
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2007, we have received net proceeds of $102 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $8.8 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and general and administrative expenses. Since our inception, we have had minimal revenues which have been derived from the sale of the Verigene System, including cartridges and related products, to research laboratories and pursuant to government contracts. Since inception, we have incurred significant losses and, as of December 31, 2007, we had an accumulated deficit during the development stage of approximately $165.1 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, and sales, general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.
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
As of December 31, 2007, we had $114.3 million in cash and cash equivalents, compared to $29.1 million at December 31, 2006. The increase of $85.2 million was principally due to the proceeds from financing activities of $118.1 million, offset by our cash used in operating activities. Our working capital as of December 31, 2007 was $107.7 million.
Net cash used in operating activities was $28.4 million for the year ended December 31, 2007, compared to $18.7 million for the year ended December 31, 2006. The increase in cash used of $9.7 million was primarily due to an increase in research and development expenses of $4.0 million and an increase of sales, general and administrative expenses of $8.0 million, partially offset by an increase in accrued liabilities. Net cash used in operating activities was $15.0 million for the year ended December 31, 2005. The increase in cash used of $3.7 million during 2006 was primarily due to an increase in research and development expenses.
Net cash used in investing activities was $4.4 million for the year ended December 31, 2007, compared to $3.9 million for the year ended December 31, 2006. Investments in property and equipment increased $1.0 million to support the manufacturing of our FDA cleared products, partially offset by decreased spending on intangible assets of $0.5 million. Net cash used in investing activities was $2.8 million for the year ended December 31, 2005. The increase in cash used of $1.1 million during 2006 was primarily due to an increased investment in intangible assets.
Net cash provided by financing activities was $118.1 million for the year ended December 31, 2007, compared to $48.1 million for the year ended December 31, 2006. In November 2007, we received net proceeds of approximately $102 million from our initial public offering of 8,050,000 shares of common stock. In February 2007, we entered into two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. Pursuant to these loan agreements, we borrowed $12.5 million in February 2007. We are required to pay interest and a minimal amount of principal, for the initial twelve month period followed by a thirty month period within which the note principal will be amortized. Interest is paid during the initial twelve month period at a fixed annual interest rate of 12.5%, and during the following thirty month period at a fixed annual interest rate of 10.0%.

In connection with entering into the loan and security agreements, we issued 5,535,824 shares of our Series D Convertible Preferred Stock to the lenders. The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method.
For the year ended December 31, 2006, cash provided by financing activities was $48.1 million which consisted primarily of $46.8 million related to the closing of our Series D Convertible Preferred Stock financing. As part of the financing, bridge loans were converted into shares of our Series D Convertible Preferred Stock upon the closing of the Series D Convertible Preferred Stock financing. Such bridge loans were made by the following existing stockholders, R. Capital II, Ltd., Adam N. Mirkin, Rhoderic Peter Mirkin, Richard Segal, and Steven E. Mather in the aggregate principal amount of $0.1 million at a fixed annual interest rate of 10%, and on March 15, 2006, by Lurie Investment Fund, L.L.C. in the principal amount of $1.3 million at a fixed annual interest rate of 4.58% per year.
We anticipate that our current cash and cash equivalents, together with the net proceeds from our common stock offering during November 2007, will be sufficient to meet our currently estimated needs for at least the next two to three years. However, we may need additional financing to execute our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:
•	the level of research and development investment required to maintain and improve our technology;

•	the amount and growth rate of our revenues;

•	changes in product development plans needed to address any difficulties in manufacturing or commercializing the Verigene System and enhancements to our system;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses; and

•	changes in regulatory policies or laws that affect our operations.
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
Income Taxes
Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of $94 million. The Company also has federal research and development tax credit carryforwards of $5.6 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its initial public offering and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

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
Contractual Obligations and Commitments
As of December 31, 2007, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$12,333,327	$3,597,823	$8,735,504	$—	$—
Interest on long-term debt obligations	2,351,715	1,349,969	1,001,746	—	—
Capital lease	64,287	42,180	22,107	—	—
Operating lease	1,248,604	507,509	741,095	—	—
Obligations under license agreements	1,342,000	183,000	309,000	255,000	595,000

Total	$17,339,933	$5,680,481	$10,809,452	$255,000	$595,000

Our long-term commitment under our operating lease agreement shown above, which expires in 2010, consists of payments for our office and laboratory space. We have also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment.
License Agreements
Through December 31, 2007, we have paid aggregate initial license fees of $1.9 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2023.
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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
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
Verigene System instrument units are sold outright to customers or leased to customers pursuant to operating leases. We recognize revenue from sales of the Verigene System, including cartridges and related products generally upon shipment or, in certain transactions, upon customer acceptance. Revenue for Verigene System instrument units sold under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and amortized over its estimated useful life.
Stock-Based Compensation Expense
We have granted share-based compensation consisting of common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors prior to our initial public offering in November 2007, who use their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. Subsequent to our IPO we use the fair value of our common stock as determined by the closing price of our common stock on NASDAQ on the date of grant. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we do not have a history of traded common stock activity, expected volatility of the options is based on historical data from various peer public companies with product portfolios similar to ours. The expected life of options granted is derived from the average of the vesting period and the term of the option following the guidance in SEC Staff Accounting Bulletins No. 107 and 110. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
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
Key inputs for the option pricing model include the current price of our convertible preferred stock (based on an estimate of our enterprise value or the measurement date), the dividend yield on the common stock into which the preferred stock can convert, the risk-free interest rate, volatility, the time to maturity, (which reflects the expected time to liquidity), and a discount for lack of marketability. The determination of the value of the stock, the dividend yield, the risk-free interest rate and volatility are all determined in a manner consistent with the approval used in computing our stock-based compensation expense. The term of the redemption feature embedded in the convertible preferred stock was deemed as the best-expected term. An at-the-money put option analysis was used to determine the lack of marketability discount. Effective with our IPO and the conversion of all of outstanding preferred stock into common stock in November 2007, these liabilities were converted into equity accounts and we stopped being required to mark these items to fair value each reporting period.

Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of the Company’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The provisions of SFAS No. 141(R) are to be applied prospectively. We do not expect that the adoption of SFAS 141R will materially impact the Company’s financial position, results of operations or cash flows.
Additionally, in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the reporting for minority interests by reporting these as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Adoption of SFAS 160 will have no impact on the Company’s financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2007 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the year ended December 31, 2007 by $413,282.

Item 8. Financial Statements and Supplementary Data
The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

Page

Report of Independent Registered Public Accounting Firm	38

Balance Sheets as of December 31, 2007 and 2006	39

Statements of Operations for the years ended December 31, 2007, 2006 and 2005, and for the period from Incorporation (December 30, 1999) through December 31, 2007	40

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005, and for the period from Incorporation (December 30, 1999) through December 31, 2007	41

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, and for the period from Incorporation (December 30, 1999) through December 31, 2007	42

Notes to Financial Statements	43-57

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Nanosphere, Inc.
Northbrook, IL
We have audited the accompanying balance sheets of Nanosphere, Inc. (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007, and for the cumulative period from December 30, 1999 (date of incorporation) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and for the cumulative period from December 30, 1999 (date of incorporation) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, the Company is in the development stage.
/s/ DELOITTE & TOUCHE LLP
Chicago, IL
March 10, 2008

Nanosphere, Inc.
(A Development Stage Company)
Balance Sheets

	As of December 31
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$114,312,573	$29,112,429
Accounts receivable	100,799	44,816
Inventories	1,903,004	884,849
Other current assets	670,402	462,858

Total current assets	116,986,778	30,504,952

PROPERTY AND EQUIPMENT — At cost:
Equipment with customers	281,060	—
Computer equipment and software	866,338	730,144
Laboratory equipment	3,787,271	2,788,164
Furniture and fixtures	269,047	143,134
Leasehold improvements	2,257,042	2,086,977
Manufacturing equipment	3,172,295	2,056,830
Office equipment	67,068	66,007
Tooling	1,029,006	707,018

Total property and equipment — at cost	11,729,127	8,578,274
Less accumulated depreciation	(4,695,530)	(2,999,802)

Net property and equipment	7,033,597	5,578,472

INTANGIBLE ASSETS — Net of accumulated amortization	4,930,752	4,865,950

OTHER ASSETS	163,553	88,460

TOTAL	$129,114,680	$41,037,834

CURRENT LIABILITIES:
Accounts payable	$2,221,522	$1,499,514
Accrued compensation	1,303,355	872,508
Accrued license fees	393,473	360,000
Accrued financing costs	778,731	—
Other current liabilities	969,962	408,023
Long term debt — current portion	3,597,823	—
Lease payable — current portion	37,037	32,444

Total current liabilities	9,301,903	3,172,489

LONG-TERM LIABILITIES:
Accrued license fees — noncurrent	—	330,000
Lease payable — noncurrent portion	21,433	58,802
Long term debt — noncurrent portion	7,440,804	—
Preferred stock warrants	—	1,761,533
Convertible derivative liability	—	32,085,041

Total liabilities	16,764,140	37,407,865

CONVERTIBLE PREFERRED STOCK:
Series B Convertible Preferred Stock, $0.01 par value; Liquidation preference of $0 at December 31, 2007	—	25,396
Series C Convertible Preferred Stock, $0.01 par value; Liquidation preference of $0 at December 31, 2007	—	6,030,003
Series C-2 Convertible Preferred Stock, $0.01 par value; Liquidation preference of $0 at December 31, 2007	—	47,037,902
Series D Convertible Preferred Stock, $0.01 par value; Liquidation preference of $0 at December 31, 2007	—	55,774,739

Total Convertible Preferred Stock	—	108,868,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value; 100,000,000 shares authorized at December 31, 2007 and 450,000,000 shares authorized at December 31, 2006	305,174	92,580
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	271,765,776	2,051,126
Warrants to acquire common stock	5,424,551	—
Note receivable from chief executive officer	—	(1,440,000)
Deficit accumulated during the development stage	(165,144,961)	(105,941,777)

Total stockholders’ equity (deficit)	112,350,540	(105,238,071)

TOTAL	$129,114,680	$41,037,834

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Operations

				Period From
				December 30, 1999
				(Date of Incorporation)
	Years Ended December 31			Through
	2007	2006	2005	December 31, 2007
REVENUE:
Grant and contract revenue	$1,056,874	$1,006,351	$1,777,667	$8,817,628
Product sales	110,490	131,660	136,850	409,020

Total revenue	1,167,364	1,138,011	1,914,517	9,226,648
COSTS AND EXPENSES:
Cost of product sales	86,349	31,049	125,118	258,968
Research and development	21,364,767	17,447,227	13,244,872	78,735,191
Sales, general, and administrative	13,443,304	5,415,525	4,502,970	32,742,456

Total costs and expenses	34,894,420	22,893,801	17,872,960	111,736,615

Loss from operations	(33,727,056)	(21,755,790)	(15,958,443)	(102,509,967)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	(14,860,901)	(2,916,822)		(17,777,723)
Change in fair value of preferred stock warrants	(4,414,207)	(119,914)	(8,314)	(4,551,236)
Foreign exchange loss	(52,362)	—	—	(52,362)
Interest expense — related party	—	(146,550)	(37,919)	(388,804)
Interest expense	(1,977,619)	(7,506)		(1,985,125)
Interest income	1,914,188	1,415,001	69,376	3,822,337

Total other income (expense)	(19,390,901)	(1,775,791)	23,143	(20,932,913)

NET LOSS	(53,117,957)	(23,531,581)	(15,935,300)	(123,442,880)
Accumulated convertible preferred stock dividends	(5,476,287)	(4,413,591)		(10,300,417)
Convertible preferred stock redemption value adjustment	(608,940)	(17,737,544)	(2,898,787)	(31,401,664)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(59,203,184)	$(45,682,716)	$(18,834,087)	$(165,144,961)

Net loss per common share — basic and diluted	$(14.16)	$(52.78)	$(30.80)
Weighted average number of common shares outstanding — basic and diluted	4,180,979	865,559	611,496
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

					Note	Deficit
				Warrants	Receivable	Accumulated
			Additional	To Acquire	From Chief	During the
	Common Stock		Paid-In	Common	Executive	Development
	Shares	Par Value	Capital	Stock	Officer	Stage	Total
BALANCE — December 30, 1999	—	$—	$—	$—	$—	$—	$—
Issuance of common stock upon incorporation	606,000	12,036					12,036
Issuance of common stock in exchange for a license	3,915						—
Share-based compensation related to stock options			38,308				38,308
Exercise of stock options on common stock (since incorporation)	1,551	248	25,951				26,199
Issuance of dividends on Series A Convertible Preferred Stock (since incorporation)						(410,539)	(410,539)
Convertible preferred stock redemption value adjustment						(10,156,393)	(10,156,393)
Net loss (since incorporation)						(30,858,042)	(30,858,042)

BALANCE — December 31, 2004	611,466	12,284	64,259			(41,424,974)	(41,348,431)
Exercise of stock options on common stock	250	63	1,812				1,875
Share-based compensation related to stock options			219,353				219,353
Convertible preferred stock redemption value adjustment						(2,898,787)	(2,898,787)
Net loss						(15,935,300)	(15,935,300)

BALANCE — December 31, 2005	611,716	12,347	285,424			(60,259,061)	(59,961,290)
Issuance of common stock on March 16, 2006 at $4.50 per share in exchange for a note receivable	320,000	80,000	1,360,000		(1,440,000)
Exercise of stock options on common stock	930	233	6,742				6,975
Share-based compensation related to stock options			398,960				398,960
Undeclared and unpaid 6% dividends, earned in 2006 on Series C-2 and Series D Convertible Preferred Stock						(4,413,591)	(4,413,591)
Convertible preferred stock redemption value adjustment						(17,737,544)	(17,737,544)
Net loss						(23,531,581)	(23,531,581)

BALANCE — December 31, 2006	932,646	92,580	2,051,126		(1,440,000)	(105,941,777)	(105,238,071)
Share-based compensation related to stock options			1,669,006				1,669,006
Exercise of stock options on common stock	16,150	162	119,863				120,025
Issuance of common stock from initial public offering, net of offering expenses	8,050,000	80,500	102,092,417				102,172,917
Conversion of preferred stock to common stock	13,048,119	130,481	116,151,384				116,281,865
Conversion of convertible derivative liability to additional paid-in capital			47,554,882				47,554,882
Conversion of warrant liability to equity				5,424,551			5,424,551
Exercise of warrants	145,090	1,451	2,036,358				2,037,809
Interest received on note receivable from chief executive officer			90,740				90,740
Proceeds from note receivable from chief executive officer					1,440,000		1,440,000
6% dividends, earned on Series C-2 and Series D Convertible Preferred Stock						(5,476,287)	(5,476,287)
Convertible preferred stock redemption value adjustment						(608,940)	(608,940)
Net loss						(53,117,957)	(53,117,957)

BALANCE — December 31, 2007	22,192,005	$305,174	$271,765,776	$5,424,551	$—	$(165,144,961)	$112,350,540

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Cash Flows

				Period From
				December 30, 1999
				(Date of Incorporation)
	Years Ended December 31,			Through
	2007	2006	2005	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,117,957)	$(23,531,581)	$(15,935,300)	$(123,442,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,902,733	1,239,855	854,556	5,005,853
Amortization of financing costs and accretion of debt discount	671,480			671,480
Loss from write-off of intangible assets	477,684	41,659	89,534	776,607
Share-based compensation	1,669,006	398,960	219,353	2,325,627
Change in fair value of preferred stock warrants	4,414,207	119,914	8,314	4,551,236
Change in fair value of convertible derivative liability	14,860,901	2,916,822		17,777,723
Changes in operating assets and liabilities:
Accounts receivable	(55,983)	202,805	(93,161)	(100,799)
Inventories	(1,018,155)	(761,084)	(23,067)	(1,903,004)
Other current assets	(207,544)	(80,533)	(66,542)	(724,296)
Other assets	10,830	(10,000)	9,158	(77,630)
Accounts payable	857,614	157,868	185,929	1,990,717
Accrued and other current liabilities	1,098,045	564,563	(250,290)	2,488,643

Net cash used in operating activities	(28,437,139)	(18,740,752)	(15,001,516)	(90,660,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment maturities	—	53,894	—	53,894
Purchases of property and equipment	(3,157,478)	(2,184,616)	(2,219,353)	(11,410,000)
Investments in intangible assets	(1,280,258)	(1,752,016)	(618,491)	(5,632,815)

Net cash used in investing activities	(4,437,736)	(3,882,738)	(2,837,844)	(16,988,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	1,320,148	5,019,062	6,339,210
Proceeds from issuance of debt	12,500,000			12,500,000
Repayment of long term debt	(166,673)			(166,673)
Payments on capital lease obligation	(32,776)	(26,439)		(59,215)
Proceeds from principle and interest on CEO note receivable	1,530,740			1,530,740
Deferred financing fees	(114,565)			(114,565)
Proceeds from the issuance of common stock, net of offering expenses	102,951,648	6,975	1,875	102,998,733
Proceeds from warrant redemptions	1,286,620			1,286,620
Proceeds from stock option exercises	120,025			120,025
Proceeds from the issuance of Series A Convertible Preferred Stock				3,008,357
Proceeds from the issuance of Series B Convertible Preferred Stock				5,375,001
Proceeds from the issuance of Series C Convertible Preferred Stock				15,000,000
Proceeds from the issuance of Series C-2 Convertible Preferred Stock			10,145,753	27,350,087
Proceeds from the issuance of Series D Convertible Preferred Stock		46,793,897		46,793,897

Net cash provided by financing activities	118,075,019	48,094,581	15,166,690	221,962,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,200,144	25,471,091	(2,672,670)	114,312,573
CASH AND CASH EQUIVALENTS — Beginning of period	29,112,429	3,641,338	6,314,008	—

CASH AND CASH EQUIVALENTS — End of period	$114,312,573	$29,112,429	$3,641,338	$114,312,573

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease	$—	$117,685	$—	$117,685
Capital expenditures included in accounts payable	201,441	208,066	128,341	201,441
Patent costs capitalized and included in accounts payable	29,263	158,344	107,420	29,263
Patent and license costs capitalized and included in accrued liabilities	355,504	757,290	35,430	355,504
Common stock issued for note payable — related party		1,440,000		1,440,000
Payment of Series A Convertible Preferred Stock dividends in additional shares of Series A Convertible Preferred Stock				410,539
6% dividends earned on Series C-2 and Series D Convertible Preferred Stock	5,476,287	4,413,591		9,889,878
Conversion of Preferred Stock, including accumulated dividends on Series C-2 and Series D Convertible Preferred Stock into common stock	116,281,865			116,281,865
Conversion of convertible derivative liability to additional paid-in capital	47,554,882			47,554,882
Conversion of preferred stock warrant liability to warrants to acquire common stock	5,424,551			5,424,551
Conversion of related party notes payable and accrued interest of $204,335, into Series C-2 Convertible Preferred Stock				7,212,156
Conversion of related party notes payable and accrued interest of $177,358 into Series D Convertible Preferred Stock		6,516,568		6,516,568
Equity offering transaction costs included in accrued financing costs	778,731			778,731
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2007 and 2006, and
For the years ended December 31, 2007, 2006 and 2005 and
for the Cumulative Period From December 30, 1999
(Date of Incorporation) Through December 31, 2007
1. Description of Business
Nanosphere, Inc. (the “Company”) was incorporated in Delaware on December 30, 1999. On January 3, 2000, Nanosphere, Inc. merged with Nanosphere LLC, an entity owned by the founders of the Company. The Company began operations upon incorporation on December 30, 1999. The Company develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform. The Company has been, since its inception, in the development stage, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. As discussed in Note 8, on November 6, 2007, the Company closed on the sale of 8,050,000 shares of its common stock at $14.00 per share in connection with its initial public offering raising approximately $102 million, net of transaction expenses.
Basis of Presentation — The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $165.1 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
As discussed in Note 8, all common stock share and per share data (except par value), for all periods presented, have been adjusted to reflect the effect of the one-for-25 stock split, effected on October 16, 2007. In addition, the number of shares of common stock issuable upon exercise of stock options and common stock warrants, as well as the number of shares of common stock reserved for issuance under our equity incentive plans, were proportionately decreased in accordance with the terms of those respective agreements and plans and the Company’s Amended and Restated Certificate of Incorporation, as amended.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. The majority of these funds are held in interest-bearing money market and bank checking accounts. Interest income is recorded on an accrual basis as earned.
Receivables — Accounts receivable primarily consist of amounts due to the Company under various contracts and government grants. An allowance for doubtful accounts is not recorded because the Company believes that all receivables are fully collectible.
Inventories — Inventories are carried at the lower of cost or market, using the first-in, first-out method. Inventory on hand at December 31, 2007 and 2006 consisted of $541,777 and $27,209 of finished goods, respectively, and $1,361,227 and $857,640 of work-in-process component parts related to the Company’s diagnostic instrument product lines, respectively.
Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are:

Equipment with customers	3 years
Computers and office equipment	3 years
Engineering and laboratory equipment, including tooling	5 years
Furniture and fixtures	7 years
Manufacturing equipment	7 years
Leasehold improvements	7 years
The economic life of the Company’s equipment with customers is based on the original term of the lease, which is typically three years. The Company believes that this is representative of the period during which the instrument is expected to be economically usable.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
Assets classified as leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term using the straight-line method. Capitalized leased assets are amortized using the straight-line method over their estimated useful lives. Maintenance and repair costs are expensed as incurred.
Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of patent costs and purchased intellectual property. For patent costs, amortization begins upon the patent grant date and is calculated using the straight-line method over the remaining lives of the granted patents, which range from 9.5 to 17 years. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of purchased intellectual property begins upon the Company obtaining FDA clearance to sell products containing the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from 1.25 to 16.75 years.
Deferred Financing Costs — Deferred financing costs of $114,565 incurred in connection with the Company’s issuance of debt are amortized over the life of the debt using the effective interest rate method with amortization of such costs being charged to interest expense. Such costs are classified in Other Assets on the Balance Sheet at December 31, 2007.
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
Revenue Recognition — The Company recognizes revenue from product sales and contract arrangements. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements are FOB destination. The recognition of revenue is delayed if there are significant post-delivery obligations, such as training, installation or customer acceptance. Verigene System instrument units are also leased to customers pursuant to operating leases. Revenue for Verigene System instrument units sold under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and amortized over its estimated useful life.
Grant and government sponsored research revenue and contract revenue related to research and development services are recognized as the related services are performed based on the performance requirements of the relevant contract. Under such agreements, the Company is required to perform specific research and development activities and is compensated either based on the costs or costs plus a mark-up associated with each specific contract over the term of the agreement or when certain milestones are achieved.
Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.
Research and Development Costs — Research and development costs are expensed as incurred.
Income Taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An allowance is provided to reduce net deferred tax assets to the amount management believes will, more likely than not, be recovered.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
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
Share-Based Compensation — The Company issues share-based compensation consisting of common stock options issued to employees, consultants, and founders. SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”) provides for recognition of compensation expense based on the fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis over the vesting period of the options.
Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.
Preferred Stock — The Company recognizes changes in the redemption value of its preferred stock immediately as they occur and adjusts the carrying value of the preferred stock to be equal to the redemption value of the preferred stock at the end of each reporting period. Upon the closing of the initial public offering on November 6, 2007, all preferred stock was converted to common stock.
New Accounting Standards Issued Not Yet Adopted — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS No. 157 encourages entities to combine fair value information disclosed under SFAS No. 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where applicable. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the impact that adoption of these statements will have on its financial position, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of the Company’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The provisions of SFAS No. 141(R) are to be applied prospectively. We do not expect that the adoption of SFAS 141R will materially impact the Company’s financial position, results of operations or cash flows.
Additionally, in December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the reporting for minority interests by reporting these as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Adoption of SFAS 160 will have no impact on the Company’s financial position, results of operations or cash flows.
Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, Earnings Per Share, for the years ended December 31, 2007, 2006 and 2005. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
The computations of diluted net loss per common share for the years ended December 31, 2007, 2006 and 2005 did not include the effects of the following options to acquire common stock, convertible preferred stock, convertible preferred stock warrants and common stock warrants as the inclusion of these securities would have been antidilutive.

	Year ended December 31,
	2007	2006	2005
Stock options	3,141,530	861,128	850,136
Convertible preferred stock	—	12,069,968	5,555,683
Convertible preferred stock warrants	—	1,445,997	138,214
Common stock warrants	1,300,319	—	—

	4,441,849	14,377,093	6,544,033

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property and capitalized patents costs, as of December 31, 2007 and 2006 comprise the following:

	2007		2006
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Intellectual property — licenses	$1,870,178	$(90,244)	$1,796,359	$—
Patents	3,370,323	(219,505)	3,172,335	(102,744)

Total	$5,240,501	$(309,749)	$4,968,694	$(102,744)

Amortization expense for intangible assets amounted to $207,005, $48,444 and $29,475 for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2008	$468,155
2009	325,163
2010	252,770
2011	252,770
2012	252,770
Thereafter	3,379,124
Patent amortization commences on the grant date of the underlying patent and continues over the remaining life of the granted patent. Licenses are amortized from the date of FDA clearance of products associated with the licensed technology and continues over the remaining life of the license. On September 17, 2007, the Company received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the Verigene System and warfarin metabolism assay. In addition, on October 12, 2007, the Company received 510(k) clearance from the FDA for its hyper-coagulation assay. The future amortization expense reflected above is based on patents granted as of December 31, 2007 and licenses related to products cleared by the FDA. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization expense associated with the licenses is not included in the table above.
Costs deferred related to pending patent applications for which amortization has not commenced totaled $2.0 million and $2.3 million as of December 31, 2007 and 2006, respectively. Costs deferred are written off if, and when, patent applications are abandoned or allowed to expire. Deferred patent costs written off in 2007, 2006 and 2005 were $477,684, $41,659, and $89,534 respectively.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $150,000 for these services in each of the years ended December 31, 2007, 2006 and 2005.
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
In March 2006, the Company issued to William Moffitt, the Company’s chief executive officer and a director, 320,000 shares of restricted common stock at a price of $4.50 per share, for an aggregate price of $1,440,000. As of December 31, 2006, the Company would be required to repurchase for a price of $4.50 a share 80,000 shares of this restricted stock in the event of certain occurrences, all of which would involve the termination of William Moffitt’s employment with the Company. The restrictions on the common stock lapsed in July 2007. In connection with this sale of common stock, the Company received a full recourse, long-term promissory note from William Moffitt for a total of $1,440,000, which note was secured by the shares of common stock purchased. Interest on the promissory note accrued and was paid annually in cash at an interest rate of 4.51%. Interest income on this note was $39,326 and $51,414 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, $90,740 of interest was paid to the Company on the note and was recorded as additional paid in capital. In August 2007, the note receivable due from the Company’s chief executive officer was repaid.
In August 2007, in accordance with terms of the Amended Bonus Agreement between the Company and the chief executive officer, the Company paid a $2.3 million bonus payment to the chief executive officer. $1.9 million of the expense for this bonus was recorded in 2007, with the remaining $0.4 million of expense recorded in 2006.
Brookside Capital Partners Fund, L.P., one of our principal stockholders and an affiliate of the Bain Entities, purchased 892,857 shares of our common stock at $13.53 per share in conjunction with the initial public offering.
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
In March 2007 the Company’s board of directors adopted and the shareholders approved the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares incentive stock options, deferred share units and performance awards. The total awards to be granted under this plan cannot exceed 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under the 2000 Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares equal to the least of: 900,000 shares of common stock; 4.0% of the Company’s outstanding shares of common stock as of such date; and an amount determined by the board of directors.
Option awards under the 2007 Plan are generally similar to those under the 2000 Plan. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 43% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	77%	85%	80%
Risk free interest rate	4.65	4.82	4.13
Weighted-average expected option life	7.0 years	8.4 years	7.5 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$3.38	$2.56	$2.28
Estimated forfeiture rate for unvested options	4.6%	12.5%	12.5%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin No. 107 and 100. Total compensation cost recognized in 2007, 2006 and 2005 was $1,669,006, $398,960 and $219,353, respectively.
As of December 31, 2007, the total compensation cost not yet recognized related to the nonvested awards is approximately $7,014,587, which amount is expected to be recognized over the next four years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the Plan as of December 31, 2007, and for the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2007	860,728	$6.25
Granted	2,415,820	$4.61
Exercised	(16,150)	$7.46
Expired	(13,308)	$24.88
Forfeited	(105,560)	$4.67

Outstanding — December 31, 2007	3,141,530	$4.97	8.76	$28,321,245

Exercisable — December 31, 2007	423,291	$7.35	7.22	$2,810,431

Vested and Expected to Vest — December 31, 2007	3,016,491	$4.99	8.75	$27,162,407

The intrinsic value of options exercised in 2007 was $110,687. There was no intrinsic value associated with any options exercised during 2006 or 2005.
Included in the number of options outstanding at December 31, 2007, are 1,347,910 options with a weighted average exercise price of $4.60 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred, therefore the related options are not exercisable as of December 31, 2007. The total fair value of shares vested during 2007, 2006 and 2005 was $548,226, $241,387 and $26,636, respectively.

		Weighted Average
	Number of	Grant Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2007	618,952	$2.25
Granted	2,415,820	3.38
Vested	(210,973)	2.60
Forfeited	(105,560)	2.31

Nonvested at December 31, 2007	2,718,239	$3.23

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
6. Income Taxes
Net deferred tax assets consist primarily of net operating loss (“NOL”) carryforwards related to U.S. federal and state taxes and research and development tax credits. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. Due to the uncertainty of future earnings, management is unable to predict whether these net deferred tax assets will be realized, and accordingly, has recorded a full valuation allowance against these assets.
NOL carryforwards of approximately $94 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts beginning in 2020. The Company also has federal research and development tax credit carryforwards of $5.6 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its initial public offering and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.
The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Net operating losses	$36,579,584	$25,120,442
Research and development credits	5,608,329	4,263,902
Stock option compensation	365,927	—
Amortization of intangible assets	41,668	(1,288)
Other	143,560	—

	42,739,068	29,383,056
Valuation allowance	(42,345,073)	(28,991,416)

Net deferred tax assets after valuation allowance	393,995	391,640
Deferred tax liabilities:
Depreciation on property and equipment	(393,995)	(391,640)

Deferred tax assets — net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.8%	4.0%	4.0%
Fair value adjustments to convertible derivative liability and preferred stock warrants	(14.1)%	—	—
Other	0.5%	—	—
Valuation allowance	(25.2)%	(38.0)%	(38.0)%

	0%	0%	0%

On January 1, 2007, the Company adopted the provisions of FIN 48. As of January 1, 2007 and December 31, 2007, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.
The Company files tax returns in the US and the state of Illinois. The tax years 2000 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
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
The Company also has the first right to negotiate an exclusive license to inventions developed in the laboratory of Dr. Mirkin or Dr. Letsinger, by or under their direct supervision, and (1) conceived after January 1, 2013 that are Nanotechnology or Biobarcode Technology and (2) that are not Nanotechnology or Biobarcode Technology, but otherwise within the Biodiagnostics Field, conceived prior to January 1, 2013. Both (1) and (2) are herein referred to as Future Inventions. If the parties cannot agree on the terms of the license for the Future Inventions, the parties shall submit to arbitration to determine reasonable terms. For inventions conceived after January 1, 2013 that are not Nanotechnology or Biobarcode Technology, but otherwise within the Biodiagnostics Field, the Company has the right to negotiate a license if Northwestern offers such inventions to third parties. If the Company has a license based on Future Inventions, Northwestern has the right to terminate the license upon any material breach that the Company does not cure or upon our bankruptcy.
The Company has an obligation to pay Northwestern a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007. The Company has paid Northwestern $31,000 and $1,000 for the years ended December 31, 2006 and 2005, respectively, in connection with the Original License Agreement, and $30,000 for the year ended December 31, 2007 in connection with the New License Agreement.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2007, the Company has paid aggregate initial license fees of $1,870,178 for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $183,000 in 2008, $189,000 in 2009, $120,000 in 2010, $125,000 in 2011, $130,000 in 2012 and are $40,000 to $160,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2024.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
8. Stockholders’ Equity
Common Stock
On October 16, 2007 (the “Effective Date”), each share of common stock, par value $0.01 per share (the “Old Common Stock”), issued and outstanding immediately prior to the Effective Date, was automatically reclassified as and converted into 1/25 of a share of common stock, par value $0.01 per share, of the Company. This stock split is referred to herein as the “one-for-25 stock split” and all common stock share and per share amounts (except par value) for all periods presented have been adjusted to reflect the one-for-25 stock split. Additionally, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, the conversion ratio of the Company’s convertible preferred stock was also proportionately decreased.
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
On October 31, 2007, the Company’s registration statement for the initial public offering of its common stock was declared effective by the SEC. On November 6, 2007, the Company closed on the sale of 8,050,000 shares related to the initial public offering at $14.00 per share, less underwriting discounts and commissions. Net proceeds from the initial public offering were approximately $102 million, net of transaction expenses. As of December 31, 2007, approximately $0.8 million of the transaction expenses were unpaid and included in Accrued Financing Costs.
On November 6, 2007, all of the Company’s then outstanding convertible preferred stock converted into 13,048,119 shares of common stock upon the closing of the Company’s initial public offering. The number of common shares issued included 755,758 shares of common stock issued in connection with accrued and unpaid dividends on the convertible preferred stock through the closing date. Further, included in the number of common shares issued upon conversion of the preferred stock are convertible preferred shares issued immediately prior to the closing of the initial public offering when approximately 99% of the outstanding warrants to purchase Series C and Series C-2 Convertible Preferred Stock were exercised.
On November 6, 2007, the Company amended its bylaws and filed an amended certificate of incorporation with the State of Delaware. As a result of these amendments, the number of authorized common and preferred shares was reduced to 100 million and 10 million, respectively. Further, the previously-issued series of convertible preferred stock were no longer authorized and the number of shares of preferred stock outstanding was reduced to zero on this date.
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
Series B Convertible Preferred Stock — In 2001, the Company sold 3,486,395 shares of its Series B Convertible Preferred Stock for $1.47 per share and, in 2002, sold 113,122 shares of its Series B Convertible Preferred Stock for $2.21 per share, for an aggregate consideration of $5,375,001. In 2004, 3,582,510 shares of the Series B Convertible Preferred Stock were converted into shares of Series C-2 Convertible Preferred Stock. Upon conversion, $1,528,571 of the Series B Preferred Stock book value was reclassified to convertible derivative liability. The 17,007 outstanding shares of Series B Convertible Preferred Stock were converted to common stock upon the closing of the initial public offering on November 6, 2007 at the conversion ratio discussed below. The number of shares of Series B Convertible Preferred Stock authorized, issued and outstanding at December 31, 2007 and 2006 was zero and 17,007, respectively.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
Series C Convertible Preferred Stock — In 2002, the Company sold 25,000,000 shares of its Series C Convertible Preferred Stock for $0.60 per share, for an aggregate consideration of $15,000,000. In 2004, 14,949,993 shares of the Series C Convertible Preferred Stock were converted into shares of Series C-2 Convertible Preferred Stock. Upon conversion, $2,562,856 of the Series C Convertible Preferred Stock book value was reclassified to convertible derivative liability. The 10,050,007 outstanding shares of Series C Convertible Preferred Stock were converted to common stock upon the closing of the initial public offering on November 6, 2007 at the conversion ratio discussed below. The number of shares of Series C Convertible Preferred Stock authorized at December 31, 2007 and 2006 was zero and 10,066,673, respectively; and zero and 10,050,007 shares were issued and outstanding at December 31, 2007 and December 31, 2006.
Series C-2 Convertible Preferred Stock — In 2004, the Company sold 49,155,241 shares of its Series C-2 Convertible Preferred Stock for $0.35 per share, for an aggregate consideration of $17,204,334. In 2005, the Company sold to existing stockholders 28,987,866 shares of its Series C-2 Convertible Preferred Stock for $0.35 per share, for an aggregate consideration of $10,145,753. Of the total consideration received, $7,814,312 was allocated to the convertible derivative liability. All outstanding shares of Series C-2 Convertible Preferred Stock were converted to common stock upon the closing of the initial public offering on November 6, 2007 at the conversion ratio discussed below. The number of shares of Series C-2 Convertible Preferred Stock authorized at December 31, 2007 and 2006 was zero and 132,263,734, respectively; and zero and 128,825,044 shares were issued and outstanding at December 31, 2007 and 2006.
Series D Convertible Preferred Stock — On April 12, 2006, the Company sold to new and existing investors 162,857,142 shares of its Series D Convertible Preferred Stock for $0.35 per share, for an aggregate consideration of $53,310,465. Of the total consideration received, $16,285,714 was allocated to the convertible derivative liability. The Company issued 5,535,824 shares of Series D Convertible Preferred Stock in February 2007 in connection with its debt financing as described in Note 10. All outstanding shares of Series D Convertible Preferred Stock were converted to common stock upon the closing of the initial public offering on November 6, 2007 at the conversion ratio discussed below. The number of shares of Series D Convertible Preferred Stock authorized at December 31, 2007 and December 31, 2006 was zero and 196,980,276, respectively; and zero and 162,857,142 shares were issued and outstanding at December 31, 2007 and December 31, 2006, respectively.
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
Rights and Privileges on Convertible Preferred Stock
Up until the closing of the initial public offering, the Company had four series of convertible preferred stock subject to certain rights and privileges under the Company’s Amended and Restated Certificate of Incorporation.
Under the terms convertible preferred stock agreements, the majority holders of the Series C-2 Convertible Preferred Stock or Series D Convertible Preferred Stock had the ability to require the Company to redeem all of the respective series of preferred shares at any time subsequent to April 12, 2013. The price paid by the Company for the preferred shares would have been the greater of a) the liquidation value of the preferred share series being redeemed, plus any declared and unpaid dividends not previously added to the liquidation value, or b) the fair market value per share, on the date the redemption request was made, of the series of preferred stock being redeemed. Upon such request by a majority of the holders of one series of the convertible preferred stock, holders of the other series of convertible preferred stock had the ability to request redemption of their series of convertible preferred stock, and such series were required to be redeemed if a majority of the holders of such series made a redemption request. The redemption price for the Series B and Series C Convertible Preferred Stock would have been the greater of the liquidation value or the fair value of the convertible preferred shares.
Until the closing of the initial public offering, the Company classified the convertible preferred stock as mezzanine equity on the balance sheet. The Company recognized changes in the redemption value immediately as they occurred via direct charges to Accumulated Deficit and adjusted the carrying value of the Preferred Stock to equal its redemption value at the end of each reporting period.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
Series B, C, C-2 and D Convertible Preferred Stock — Series B Convertible Preferred Stockholders, Series C Convertible Preferred Stockholders, Series C-2 Convertible Preferred Stockholders and Series D Convertible Preferred Stockholders had the following rights and privileges, in addition to their liquidation rights:
Voting — Holders of each Series B, C, C-2 and D Convertible Preferred Stock had voting rights on an as if converted (to common shares) basis. The holders of the Series C-2 Convertible Preferred Stock and the Series D Convertible Preferred Stock, respectively as a single class, had the right to elect two directors to the Company’s board of directors.
Conversion — The holder of any shares of Series B, C, C-2 and D Convertible Preferred Stock had the right at the holder’s option, at any time, to convert any of such shares into such number of fully paid and nonassessable shares of common stock as is determined (i) in the case of the Series B Convertible Preferred Stock, by multiplying 0.098 by the number of Series B Convertible Preferred Stock shares being converted into common stock at the time of conversion, (ii) in the case of the Series C Convertible Preferred Stock, Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock, by multiplying 0.04 by the number of Series C Preferred, Series C-2 Preferred or Series D Preferred shares, respectively, being converted into common stock at the time of conversion. The conversion rate for all series of convertible preferred stock was adjustable under certain circumstances (primarily if the Company sells equity for a price or at a conversion rate which is less than the original sales price of the respective convertible preferred stock series). As a result of the October 16, 2007 action by the majority of the shareholders of the Company’s Series C-2 and Series D Convertible Preferred Stock, each series voting as a separate class and in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, all of the Company’s convertible preferred stock were converted into shares of the Company’s common stock on November 6, 2007.
The convertible feature in the Company’s Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock was accounted for separately from the convertible preferred stock, and has been accounted for as a derivative liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The conversion feature of the convertible preferred stock met the criteria of an embedded derivative as defined by paragraph 12 of SFAS 133, and accordingly, was bifurcated from the convertible preferred stock and accounted for separately as a liability, the convertible derivative liability. The conversion feature, when classified as a derivative liability, was required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which resulted in a non-cash charge to other income or expense in the Statement of Operations. Such charges were $14.9 million and $2.9 million for fiscal 2007 and 2006, respectively. The fair value of the convertible derivative liability was determined, at each reporting date, using the option pricing method detailed in the AICPA Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Upon the conversion of the Series C-2 and Series D Convertible Preferred Stock to common stock during November 2007, the convertible derivative liability was reclassified to Additional Paid-in Capital.
Dividends — The holders of shares of Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock were entitled to receive, when and if declared by the board of directors, out of assets of the Company which are by law available therefore under the Delaware General Corporation Law and other applicable law, prior and in preference to any declaration or payment on the common stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock, cumulative dividends at an annual rate of six percent (6%) of the Liquidation Value (as defined), beginning effective April 12, 2006, payable in cash. At November 6, 2007, there were cumulative undeclared and unpaid dividends of $9,889,878 on the Company’s Series C-2 Convertible Preferred Stock and Series D Convertible Preferred Stock. Such cumulative dividends were converted, at the initial public offering price, net of underwriter discounts, into 755,758 shares common stock. Holders of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were not entitled to receive dividends.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
The Company’s convertible preferred stock transactions from December 30, 1999 (date of incorporation) through December 31, 2007, were as follows:

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

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)

						Total
						Convertible Preferred
	Series A	Series B	Series C	Series C-2	Series D	Stock
Allocation to preferred stock warrant liability				(2,166)
Redemption value adjustment, March 2006				2,166
Issuance of 162,857,142 shares of Series D Convertible Preferred Stock on April 12, 2006					53,310,465
less allocation to convertible derivative liability					(16,285,714)	37,024,751
Allocation to preferred stock warrant liability					(1,449,664)	(1,449,664)
Redemption value adjustment, June 2006					17,735,378	17,735,378
Issuance of 5,535,824 shares of Series D Convertible Preferred Stock in connection with debt borrowings in February 2007					1,937,538
less allocation to convertible derivative liability					(608,940)	1,328,598
Redemption value adjustment, February 2007					608,940	608,940
Undeclared and unpaid dividends on Series C-2 and Series D Convertible Preferred Stock earned				4,330,325	5,559,553	9,889,878
Conversion of Convertible Preferred Stock into shares of common stock		(25,396)	(6,030,003)	(49,418,910)	(60,807,556)	(116,281,865)

Convertible preferred stock outstanding at December 31, 2007	$—	$—	$—	$—	$—	$—

Warrants — The Company has also issued, in connection with certain of the convertible preferred stock financings, warrants to purchase shares of the related series of the Company’s convertible preferred stock. The exercise price of the warrants was the same as the purchase price of the related series of convertible preferred stock issued at the same time the warrant was issued. In 2004, certain warrants to acquire shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted into warrants to acquire shares of Series C-2 Convertible Preferred Stock, in connection with the corresponding conversion of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into shares of Series C-2 Convertible Preferred Stock. As of the closing of the initial public offering, the Company received written notices of exercise from the holders of 3,441,095 of the Company’s outstanding warrants to purchase Series C and C-2 Convertible Preferred Stock. Such exercise occurred immediately prior to the closing of the initial public offering and resulted in exercise proceeds of $1.2 million. The unexercised Series C and Series C-2 warrants expired upon the closing of the initial public offering.
Prior to the closing of the initial public offering, there were also outstanding warrants to acquire 32,694,562 shares of Series D Convertible Preferred Stock at an exercise price of $0.35 or $0.4375 per share. The exercise price on 28,571,431 of the Series D Convertible Preferred Stock warrants, with an exercise price of $0.4375 per share, increases annually, in increments of $0.0875 per year to $0.70 in the final year of the warrant term.
The Series C, C-2 and Series D warrants were accounted for as liabilities initially at fair value and were marked to fair value at the end of each reporting period up to the closing of the initial public offering, which resulted in a non-cash charge to other income or expense in the Statement of Operations. Substantially all of the warrants allow the warrant to be exercised using a net exercise provision by which the warrant holder can exercise the warrant without cash payment for a reduced number of shares of preferred stock with such reduction being based on the fair market value of the preferred stock and the exercise price of the warrant on the date of exercise.
In connection with the closing of the initial public offering, the remaining outstanding warrants to purchase 32,694,562 shares of Series D Convertible Preferred Stock were, in accordance with their terms, converted into warrants to acquire 1,307,773 shares of common stock. Upon this conversion, the preferred stock warrant liability was reclassified to Additional Paid-in Capital and will no longer require adjustment to fair value at each reporting date. As of December 31, 2007, there were outstanding warrants to acquire 1,300,319 shares of common stock as warrants to acquire 7,454 shares of common stock were exercised immediately following the closing of the initial public offering. The exercise of these warrants resulted in an immaterial amount of exercise proceeds.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
The expiration dates of the warrants outstanding at December 31, 2007 are as follows:

Series of Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $10.94 per share	1,135,394	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $10.94 per share at December 31, 2007, increases every April by $2.19 cents per share, until the exercise price equals $17.50 per share which will occur in April 2010.
The fair values of the Company’s convertible preferred stock warrants were estimated as of November 1, 2007 (the date of the initial public offering), December 31, 2006 and December 31, 2005 using either a Black-Scholes or a binominal pricing model, as appropriate given the terms of the warrant, with the following weighted-average assumptions:

	November 1,	December 31,	December 31,
	2007	2006	2005
Expected dividend yield	6%	6%	8%
Expected volatility	55%	40%	35%
Risk free interest rate	3.83%	4.70%	4.36%
Weighted-average warrant term	3.4 years	4.7 years	6.5 years
Estimated weighted-average fair value	$0.17	$0.05	$0.06
9. Leases
The Company has an operating lease agreement expiring in 2010 for its office and laboratory space. The Company has also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment. Rent expense was $680,559, $703,418 and $721,635 in 2007, 2006 and 2005, respectively. The Company has a bargain purchase option of $11,563 on equipment under capital lease at the end of the lease term in 2009. The gross and net book values of the equipment acquired under the capital lease is $117,685 and $89,665, respectively at December 31, 2007.
Annual future minimum obligations for operating and capital leases as of December 31, 2007, are as follows:

	Operating	Capital
Years Ending December 31	Leases	Leases
2008	$507,509	$42,180
2009	520,197	22,107
2010	220,898

Total minimum lease payments	$1,248,604	64,287

Less amounts representing interest		(5,817)

Net present value		58,470
Less current portion of net minimum lease payments		(37,037)

Long-term portion of net minimum lease payments		$21,433

10. Long Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. The Company will pay interest, and a minimal amount of principal, for the initial twelve month period followed by a thirty month period within which the note principal would be amortized. Interest will be paid during the initial twelve month period at a fixed annual interest rate of 12.5%, and during the following thirty month period at a fixed annual interest rate of 10.0%. Notes issued pursuant to this commitment are secured by a first security lien on all of the Company’s assets including intellectual property. In connection with the execution of the commitment and the initial note issuance under these agreements, the Company issued to the lenders 5,535,824 shares of the Company’s Series D Convertible Preferred Stock.
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt for the year ended December 31, 2007 was $1,939,046, which includes $642,838 of discount amortization. A second $12.5 million tranche of notes under this agreement was eligible to be drawn down during December 2007. The Company did not draw down the second tranche of notes.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
Aggregate annual principal payments on long-term debt are as follows:

2008	$3,597,823
2009	4,818,211
2010	3,917,293

$12,333,327

11. Quarterly Financial Data (Unaudited)

	2007 Quarters
	1st		2nd	3rd	4th
	(As Previously
	Presented)	(As Restated)
Total revenue	$269,903	$269,903	$510,270	$199,005	$188,186
Loss from operations	$(6,834,246)	$(6,863,524)	$(7,850,300)	$(9,907,443)	$(9,105,789)
Net loss	$(6,710,076)	$(6,636,367)	$(8,433,154)	$(26,968,431)	$(11,080,005)
Per share data:
Net loss per common share — basic and diluted	$(9.45)	$(9.37)	$(10.85)	$(30.69)	$(0.84)

	2006 Quarters
	1st		2nd	3rd	4th
	(As Previously
	Presented)	(As Restated)
Total revenue	$79,340	$79,340	$386,802	$468,524	$203,345
Loss from operations	$(4,961,502)	$(4,974,486)	$(5,097,899)	$(5,140,771)	$(6,542,634)
Net loss	$(5,072,522)	$(5,092,189)	$(7,805,502)	$(4,630,587)	$(6,003,303)
Per share data:
Net loss per common share — basic and diluted	$(7.63)	$(7.66)	$(28.86)	$(6.61)	$(8.08)
The amounts included above for the first quarter of both 2007 and 2006 differ from the amounts previously presented for these periods due to a restatement of the Company’s financial statements to correct the accounting for preferred stock warrants and stock compensation expense, as described in the Company’s financial statements included in Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the United States Securities and Exchange Commission in September 2007. In summary, the restatement involved the Company a) correcting its accounting for its preferred stock warrants to recognize such warrants as a liability, at fair value, and b) to correct for an error in the Black-Scholes option pricing model that the Company had historically used to value its common stock options and warrants.
The sum of the net loss per common share amounts for the four quarters does not equal the total net loss per common share for the year due to changes in the common shares outstanding during the periods presented, principally, the significant increase in common shares outstanding that occurred in the fourth quarter of 2007 due to the Company’s initial public offering of common shares and the concurrent conversion of outstanding preferred stock into common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
(b) Changes in Internal Control over Financial Reporting
In Part I, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, management reported two material weaknesses. The Public Company Accounting Oversight Board, or PCAOB, defines material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Specifically, we did not have:
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

As of December 31, 2007, we have taken steps intended to remediate the material weaknesses, primarily through the implementation of additional controls and procedures and the hiring of additional accounting personnel. In particular, we have:
•	Engaged personnel with a sufficient level of experience in accounting to produce timely financial reporting and to design internal control procedures. In addition, we hired a controller with a sufficient level of expertise to account for complex transactions and to complete SEC reporting requirements. The Company has approved a staffing plan to continue to build a sufficient accounting department.

•	Designed controls to segregate key responsibilities, such as maintaining custody of assets, recording entries in the books and records and reviewing the books and records;

•	Designed formal processes and controls to identify and record contractual obligations and to address cutoff impacting the accounting and reporting of inventory, prepaid expenses, accounts payable and accrued expenses; and

•	Conducted a physical inventory of purchased components and finished goods as of December 31, 2007 and designed processes to maintain a perpetual inventory listing on a monthly basis.
As a result of these additional controls and procedures, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007. In addition to the additional controls implemented as of December 31, 2007, the Company implemented an inventory management system during February 2008 which will maintain a perpetual record of our inventory of purchased components. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting as of December 31, 2007.
Commencing with our fiscal year ending December 31, 2008, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act.
Item 9B. Other Information
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation
The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions
The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV.
Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)
3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)
4.1	Specimen of common stock certificate (4) (Exhibit 4.3)
4.2	Nanosphere, Inc. Amended and Restated Registration Rights Agreement, dated as of April 12, 2006 (1) (Exhibit 4.2)
10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)
10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)
10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)
10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)
10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)
10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)
10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)
10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)
10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)
10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)
10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)
10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)
10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)
10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)
10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)
10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)
10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)
10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)
10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)
10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)
10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)
10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)
10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)

Exhibit Number	Exhibit Description
10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)
10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)
23.1	Consent of Deloitte & Touche LLP*
31.1
Certification of William P. Moffitt, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of J. Roger Moody, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.

(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ William P. Moffitt III
William P. Moffitt III
President and Chief Executive Officer

Date: March 19, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title(s)	Date

/s/ William P. Moffitt III	President, Chief Executive Officer,	March 19, 2008
William P. Moffitt III	Director (principal executive officer)

/s/ J. Roger Moody, Jr.	Chief Financial Officer, Vice President	March 19, 2008
J. Roger Moody, Jr.	of Finance & Administration, Treasurer,
Secretary (principal financial and accounting officer)

/s/ Mark Slezak	Chairman of the board of directors	March 19, 2008
Mark Slezak

/s/ Jeffrey R. Crisan	Director	March 19, 2008
Jeffrey R. Crisan

/s/ André de Bruin	Director	March 19, 2008
André de Bruin

/s/ Chad A. Mirkin Chad A. Mirkin	Director	March 19, 2008

/s/ James J. Nahirny	Director	March 19, 2008
James J. Nahirny

/s/ Sheli Z. Rosenberg	Director	March 19, 2008
Sheli Z. Rosenberg

EXHIBIT INDEX

Exhibit Number	Exhibit Description

23.1	Consent of Deloitte & Touche LLP*

31.1
Certification of William P. Moffitt, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of J. Roger Moody, Jr., Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith