Form 10-Q
period 2008-03-31
NANOSPHERE INC
filed 2008-05-13
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 12, 2008 was 22,192,205.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$104,206,766	$114,312,573
Accounts receivable	488,708	100,799
Inventories	1,979,696	1,903,004
Other current assets	799,516	670,402

Total current assets	107,474,686	116,986,778

PROPERTY AND EQUIPMENT— Net	6,833,247	7,033,597
INTANGIBLE ASSETS — Net of accumulated amortization	4,930,082	4,930,752
OTHER ASSETS	155,370	163,553

TOTAL	$119,393,385	$129,114,680

CURRENT LIABILITIES:
Accounts payable	$2,536,613	$2,221,522
Accrued compensation	427,075	1,303,355
Accrued license fees	434,239	393,473
Accrued financing costs	—	778,731
Other current liabilities	880,427	969,962
Long term debt — current portion	4,396,764	3,597,823
Lease payable — current portion	35,179	37,037

Total current liabilities	8,710,297	9,301,903

LONG-TERM LIABILITIES:
Lease payable — noncurrent portion	11,445	21,433
Long term debt — noncurrent portion	6,490,937	7,440,804

Total liabilities	15,212,679	16,764,140

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,192,205 shares and 22,192,005 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	305,176	305,174
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	272,298,454	271,765,776
Warrants to acquire common stock	5,423,771	5,424,551
Deficit accumulated during the development stage	(173,846,695)	(165,144,961)

Total stockholders’ equity	104,180,706	112,350,540

TOTAL	$119,393,385	$129,114,680

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Period From
			December 30, 1999
			(Date of Incorporation)
	Three Month Periods Ended March 31,		Through
	2008	2007	March 31, 2008
		(As restated
		See note 12)
REVENUE:
Grant and contract revenue	$272,612	$223,258	$9,090,240
Product sales	303,404	46,645	712,424

Total revenue	576,016	269,903	9,802,664
COSTS AND EXPENSES:
Cost of product sales	349,429	15,179	608,397
Research and development	5,842,195	4,941,108	84,577,386
Sales, general, and administrative	3,408,898	2,177,140	36,151,354

Total costs and expenses	9,600,522	7,133,427	121,337,137

Loss from operations	(9,024,506)	(6,863,524)	(111,534,473)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	—	—	(17,777,723)
Change in fair value of preferred stock warrants	—	102,987	(4,551,236)
Foreign exchange loss	(24,410)	—	(76,772)
Interest expense — related party	—	—	(388,804)
Interest expense	(585,037)	(259,908)	(2,570,162)
Interest income	932,219	384,078	4,754,556

Total other income (expense)	322,772	227,157	(20,610,141)

NET LOSS	(8,701,734)	(6,636,367)	(132,144,614)
Accumulated convertible preferred stock dividends	—	(1,490,517)	(10,300,417)
Convertible preferred stock redemption value adjustment	—	(608,940)	(31,401,664)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(8,701,734)	$(8,735,824)	$(173,846,695)

Net loss per common share — basic and diluted	$(0.39)	$(9.37)
Weighted average number of common shares outstanding — basic and diluted	22,192,170	932,646
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From
			December 30, 1999
			(Date of Incorporation)
	Three Month Periods Ended March 31,		Through
	2008	2007	March 31, 2008
		(As restated
		See note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,701,734)	$(6,636,367)	$(132,144,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626,871	419,480	5,632,724
Amortization of financing costs and accretion of debt discount	208,313	97,124	879,793
Loss from write-off of intangible assets	—	—	776,607
Loss from disposal of fixed assets	326,291	—	326,291
Share-based compensation	529,712	45,326	2,855,339
Change in fair value of preferred stock warrants	—	(102,987)	4,551,236
Change in fair value of convertible derivative liability	—	—	17,777,723
Changes in operating assets and liabilities:
Accounts receivable	(387,909)	(73,746)	(488,708)
Inventories	(76,692)	(226,451)	(1,979,696)
Other current assets	(129,113)	(158,241)	(853,409)
Other assets	—	—	(77,630)
Accounts payable	135,715	319,846	2,126,432
Accrued and other current liabilities	(950,546)	577,919	1,538,097

Net cash used in operating activities	(8,419,092)	(5,738,097)	(99,079,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment maturities	—	—	53,894
Purchases of property and equipment	(462,564)	(343,809)	(11,872,564)
Investments in intangible assets	(84,707)	(851,372)	(5,717,522)

Net cash used in investing activities	(547,271)	(1,195,181)	(17,536,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	—	6,339,210
Proceeds from issuance of debt	—	12,500,000	12,500,000
Repayment of long term debt	(351,056)	(164,931)	(517,729)
Payments on capital lease obligation	(11,846)	(7,822)	(71,061)
Proceeds from principal and interest on CEO note receivable	—	—	1,530,740
Deferred financing fees	—	—	(114,565)
Proceeds from the issuance of common stock, net of offering expenses	(778,731)	—	102,220,002
Proceeds from warrant redemptions	2,189	—	1,288,809
Proceeds from stock option exercises	—	—	120,025
Proceeds from the issuance of Series A convertible preferred stock	—	—	3,008,357
Proceeds from the issuance of Series B convertible preferred stock	—	—	5,375,001
Proceeds from the issuance of Series C convertible preferred stock	—	—	15,000,000
Proceeds from the issuance of Series C-2 convertible preferred stock	—	—	27,350,087
Proceeds from the issuance of Series D convertible preferred stock	—	—	46,793,897

Net cash provided by (used in) financing activities	(1,139,444)	12,327,247	220,822,773

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,105,807)	5,393,969	104,206,766
CASH AND CASH EQUIVALENTS — Beginning of period	114,312,573	29,112,429	—

CASH AND CASH EQUIVALENTS — End of period	$104,206,766	$34,506,398	$104,206,766

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease	$—	$—	$117,685
Capital expenditures included in accounts payable	387,422	69,948	387,422
Patent costs capitalized and included in accounts payable	22,658	181,198	22,658
Patent and license costs capitalized and included in accrued liabilities	381,000	220,909	381,000
Common stock issued for note payable — related party			1,440,000
Payment of Series A convertible preferred stock dividends in additional shares of Series A convertible preferred stock			410,539
6% dividends earned on Series C-2 and Series D convertible preferred stock		1,490,517	9,889,878
Conversion of Preferred Stock, including accumulated dividends on Series C-2 and Series D convertible preferred stock into common stock			116,281,865
Conversion of convertible derivative liability to additional paid-in capital			47,554,882
Conversion of preferred stock warrant liability to warrants to acquire common stock			5,424,551
Conversion of related party notes payable and accrued interest of $204,335, into Series C-2 convertible preferred stock			7,212,156
Conversion of related party notes payable and accrued interest of $177,358 into Series D convertible preferred stock			6,516,568
Deferred financing fees		114,564
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2008 and December 31, 2007, and
For the Three Month Periods Ended March 31, 2008 and 2007 and
for the Cumulative Period From December 30, 1999
(Date of Incorporation) Through March 31, 2008
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) was incorporated in Delaware on December 30, 1999. On January 3, 2000, Nanosphere, Inc. merged with Nanosphere LLC, an entity owned by the founders of the Company. The Company began operations upon incorporation on December 30, 1999. The Company develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform. The Company has been, since its inception, in the development stage, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”
On October 16, 2007, each share of common stock, par value $0.01 per share, was automatically reclassified as and converted into 1/25 of a share of common stock, par value $0.01 per share, of the Company. All common stock share and per share amounts (except par value) have been adjusted to reflect the one-for-25 stock split. Additionally, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, the conversion ratio of the Company’s convertible preferred stock was also proportionately decreased.
On November 6, 2007, the Company closed on the sale of 8,050,000 shares related to its initial public offering (“IPO”) at $14.00 per share, less underwriting discounts and commissions. Upon the closing of the Company’s initial public offering, all of the Company’s outstanding convertible preferred stock converted into 13,048,119 shares of common stock. Net proceeds from the initial public offering were approximately $102 million, net of transaction expenses. As of December 31, 2007, approximately $0.8 million of the transaction expenses were unpaid and included in Accrued Financing Costs. Such expenses were paid during the three month period ended March 31, 2008.
Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $173.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company’s more significant estimates and assumptions include its accounting for stock-based compensation and the useful life of its long lived assets. Actual results could differ from those estimates.
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, “Earnings Per Share”, for the three month periods ended March 31, 2008 and 2007. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the three month periods ended March 31, 2008 and 2007 did not include the effects of the following options to acquire common stock, convertible preferred stock, convertible preferred stock warrants and common stock warrants as the inclusion of these securities would have been antidilutive.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)

	Three month periods ended March 31,
	2008	2007
Stock options	3,405,640	861,128
Convertible preferred stock	—	12,292,498
Convertible preferred stock warrants	—	1,445,997
Common stock warrants	1,300,119	—

	4,705,759	14,599,623

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property and capitalized patents costs, as of March 31, 2008 and December 31, 2007 comprise the following:

	March 31, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Intellectual property
— licenses	$1,872,178	$(174,549)	$1,870,178	$(90,244)
Patents	3,471,922	(239,469)	3,370,323	(219,505)

Total	$5,344,100	$(414,018)	$5,240,501	$(309,749)

Amortization expense for intangible assets amounted to $104,269 and $14,161 for the three month periods ended March 31, 2008 and 2007, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2008 (Period from April 1 to December 31)	$327,629
2009	293,847
2010	221,454
2011	221,454
2012	221,454
Thereafter	1,338,591
Patent amortization commences on the grant date of the underlying patent and continues over the remaining life of the granted patent. Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and continues over the remaining life of the license. The future amortization expense reflected above is based on patents granted as of March 31, 2008 and licenses related to products cleared by the FDA. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization expense associated with the licenses is not included in the table above.
Costs deferred related to pending patent applications for which amortization has not commenced totaled $2.0 million as of March 31, 2008 and December 31, 2007. Costs deferred are written off if, and when, patent applications are abandoned or allowed to expire. No such write offs occurred during the three month periods ended March 31, 2008 and 2007.
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 for these services in each of the three month periods ended March 31, 2008 and 2007.
In March 2006, the Company issued to William Moffitt, the Company’s chief executive officer and a director, 320,000 shares of restricted common stock at a price of $4.50 per share, for an aggregate price of $1,440,000. In connection with this sale of common stock, the Company received a full recourse, long-term promissory note from William Moffitt for a total of $1,440,000. During 2007, $90,740 of interest was paid to the Company on the note and was recorded as additional paid in capital. In August 2007, the note receivable due from the Company’s chief executive officer was repaid.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan and the Nanosphere 2007 Long-Term Incentive Plan. The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with 10 year contractual terms. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 40% of the options granted and outstanding contain “accelerated vesting” provisions.
The fair values of the Company’s option awards were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

2008
Expected dividend yield	0%
Expected volatility	70%
Risk free interest rate	2.98
Weighted-average expected option life	6.25 years
Estimated weighted-average fair value On the date of grant based on the above assumptions	$7.83
Estimated forfeiture rate for unvested options	4.6%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin No. 107 and 110, as the Company has a limited history of employees exercising their stock options and therefore can not reasonably determine the expected life assumption based on its own historical data. Total compensation cost recognized in the three month periods ended March 31, 2008 and 2007 was $529,712 and $45,326, respectively.
As of March 31, 2008, the total compensation cost not yet recognized related to the nonvested awards is approximately $8,505,467, which amount is expected to be recognized over the next four years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the Plan as of March 31, 2008, and for the three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2008	3,141,530	$4.97
Granted	270,000	$12.05
Exercised	—
Expired	(2,290)	$19.25
Forfeited	(3,600)	$4.50

Outstanding — March 31, 2008	3,405,640	$5.53	8.62	$12,535,619

Exercisable — March 31, 2008	437,771	$7.24	6.97	$1,426,364

Vested and Expected to Vest — March 31, 2008	3,269,118	$5.54	8.61	$12,024,593

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
There was no intrinsic value associated with any options exercised during the three month period ended March 31, 2007.
Included in the number of options outstanding at March 31, 2008, are 1,345,710 options with a weighted average exercise price of $4.60 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred, therefore the related options are not exercisable as of March 31, 2008. The total fair value of shares vested during the three month period ended March 31, 2008 and 2007 was $31,760 and $108,472, respectively.
6. License Agreements
In 2006, the Company entered into a license agreement with Northwestern University, which provides the Company with an exclusive license to certain patents and patent applications owned by Northwestern University that are related to nanotechnology and biobarcode technology. The Company has an obligation to pay Northwestern University a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007. No amounts were incurred under this obligation for the three month periods ended March 31, 2008 and 2007.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2008, the Company has paid aggregate initial license fees of $1,872,178 for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $183,000 in 2008, $189,000 in 2009, $120,000 in 2010, $125,000 in 2011, $130,000 in 2012 and are $40,000 to $160,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2024.
7. Stockholders’ Equity
Convertible Preferred Stock
Prior to the completion of the Company’s IPO, the Company had outstanding four series of convertible preferred stock, two of which paid dividends and also had a conversion feature that the Company had determined was an embedded derivative instrument. The embedded derivative was bifurcated from the convertible preferred stock and accounted for separately as a liability, the convertible derivative liability. The conversion feature, when classified as a derivative liability, was required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, which resulted in a non-cash charge to other income or expense in the Statement of Operations. Upon the conversion of the Series C-2 and Series D convertible preferred stock to common stock during November 2007, the convertible derivative liability of $17.8 million was reclassified to Additional Paid-in Capital.
Prior to the completion of the Company’s IPO, the Company also issued warrants to purchase shares of convertible preferred stock in connection with certain of the convertible preferred stock financings. These warrants were accounted for as liabilities initially at fair value and were marked to fair value at the end of each reporting period up to the closing of the initial public offering, which resulted in a non-cash charge to other income or expense in the Statement of Operations.
With the exception of the Series D convertible preferred stock warrants, all convertible preferred stock warrants were either exercised or expired upon the completion of the IPO. The Series D convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO. As of March 31, 2008 and December 31, 2007, there were outstanding warrants to acquire shares of common stock of 1,300,119 and 1,300,319, respectively.
The expiration dates of the warrants outstanding at March 31, 2008 are as follows:

Series of Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $10.94 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
The exercise price on the common stock warrants with an exercise price of $10.94 per share at March 31, 2008, increases every April by $2.19 cents per share, until the exercise price equals $17.50 per share which will occur in April 2010. On April 12, 2008, the exercise price increased to $13.13 per share.
8. Leases
The Company has an operating lease agreement expiring in 2010 for its office and laboratory space. The Company has also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment. Rent expense was $167,554 and $174,025 for the three month periods ended March 31, 2008 and 2007, respectively. The Company has a bargain purchase option of $11,563 on equipment under capital lease at the end of the lease term in 2009. The gross and net book values of the equipment acquired under the capital lease is $117,685 and $85,462, respectively at March 31, 2008.
Annual future minimum obligations for operating and capital leases as of March 31, 2008, are as follows:

	Operating	Capital
Years Ending December 31	Leases	Leases
2008 (Period from April 1 to December 31)	$382,185	$28,120
2009	520,197	22,107
2010	220,898

Total minimum lease payments	$1,123,280	50,227

Less amounts representing interest		(3,603)

Net present value		46,624
Less current portion of net minimum lease payments		(35,179)

Long-term portion of net minimum lease payments		$11,445

9. Long Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. The Company paid interest, and a minimal amount of principal, for the initial twelve month period followed by a thirty month period within which the note principal will be amortized. Interest was paid during the initial twelve month period at a fixed annual interest rate of 12.5%, and during the following thirty month period will be paid at a fixed annual interest rate of 10.0%. Notes issued pursuant to this commitment are secured by a first security lien on all of the Company’s assets including intellectual property. In connection with the execution of the commitment and the initial note issuance under these agreements, the Company issued to the lenders 5,535,824 shares of the Company’s Series D convertible preferred stock.
The $12.5 million of proceeds received were allocated to debt and the Series D convertible preferred stock based on their fair values at the borrowing date with $1.9 million allocated to Series D convertible preferred stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt for the three month periods ended March 31, 2008 and 2007 was $574,640 and $253,094, which includes $200,130 and $93,032 of discount amortization, respectively. The fair value of the debt at March 31, 2008 is $12.9 million, which was derived by applying an income approach to determine the present value of forecast debt payments as required under the debt agreements.  To determine the appropriate yield by which to discount the cash flow payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
Aggregate annual principal payments on long-term debt are as follows:

2008 (April 1 to December 31)	$3,246,767
2009	4,818,211
2010	3,917,293

$11,982,271

10. Inventory
Inventory on hand at March 31, 2008 and December 31, 2007 consisted of $1,047,399 and $541,777 of finished goods, respectively, and $932,297 and $1,361,227 of work-in-process component parts related to the Company’s diagnostic instrument product lines, respectively.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
11. New Accounting Standards
Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), the Company will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective as of January 1, 2008 and had no impact on the Company’s financial position, results of operations, or cash flows as the Company has not elected to measure any assets or liabilities at fair value.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of the Company’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The provisions of SFAS No. 141(R) are to be applied prospectively. We do not expect that the adoption of SFAS 141(R) will materially impact the Company’s financial position, results of operations or cash flows.
Additionally, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 changes the reporting for minority interests by reporting these as noncontrolling interests within equity. Moreover, SFAS 160 requires that any transactions between an entity and a noncontrolling interest are to be accounted for as equity transactions. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Adoption of SFAS 160 will have no impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is effective for reporting periods beginning after November 15, 2008. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We do not expect that the adoption of SFAS 161 will materially impact the Company’s financial statement disclosures.
12. Restatement of Financial Statements
Subsequent to the issuance of the 2006 financial statements included in the Company’s registration statement on Form S-1, filed on August 13, 2007 with the United States Securities and Exchange Commission, the Company determined that warrants to purchase shares of various series of the Company’s convertible preferred stock (collectively, the “Warrants”) were not accounted for as liabilities consistent with the provisions of Financial Accounting Standards Board’s Staff Position No. 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” The Warrants had been recorded at no value upon their issuance and were included in mezzanine equity in the financial statements combined with the amounts for the related series of preferred stock. The Warrants should have been accounted for as a liability due to the redemption feature included within the convertible preferred stock to be acquired upon exercise of the Warrants. The Warrants, when classified as a liability, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, with changes in the fair value being recorded as a component of other income and expense in the Statements of Operations.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
In addition, the Company identified an error in the Black-Scholes option pricing model that the Company has historically used to value its common stock options and the Warrants. The error arose due to an incorrect formula embedded in the model the Company uses to calculate fair value for these financial instruments.
The following tables summarize the impact of the restatements discussed above on the previously issued statement of operations and cash flows for the three month period ended March 31, 2007 included in the above referenced Form S-1 filing.

	Three Month Period Ended March 31, 2007
	(As Previously
	Presented)	(As Restated)
Statement of Operations
Research and development	$4,927,651	$4,941,108
Sales, general, and administrative	$2,161,319	$2,177,140
Total costs and expenses	$7,104,149	$7,133,427
Loss from operations	$(6,834,246)	$(6,863,524)
Change in fair value of preferred stock warrants		$102,987
Total other income (expense)	$124,170	$227,157
Net loss	$(6,710,076)	$(6,636,367)
Net loss attributable to common stock	$(8,809,533)	$(8,735,824)
Net loss per common share — basic and diluted	$(9.45)	$(9.37)
Statement of Cash Flows
Cash Flows From Operating Activities:
Net loss	$(6,710,076)	$(6,636,367)
Share-based compensation	$16,048	$45,326
Change in fair value of preferred stock warrants		$(102,987)

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
Restatement
Subsequent to the issuance of the 2006 financial statements included in our registration statement on Form S-1, filed on August 13, 2007 with the SEC, we determined that warrants to purchase shares of various series of our convertible preferred stock were not accounted for as liabilities consistent with the provisions of Financial Accounting Standards Board’s Staff Position No. 150-5 “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” The warrants had been recorded at no value upon their issuance and were included in mezzanine equity in the financial statements combined with the amounts for the related series of preferred stock. The warrants should have been accounted for as a liability due to the redemption feature included within the convertible preferred stock to be acquired upon exercise of the warrants. The warrants, when classified as a liability, are required to be initially recorded at fair value and to be marked to fair value at the end of each reporting period, with changes in the fair value being recorded as a component of other income and expense in our statements of operations.
In addition, we identified an error in the Black-Scholes option pricing model that we have historically used to value our common stock options and the warrants. The error arose due to an incorrect formula embedded in the model we use to calculate fair value for these financial instruments.
The accompanying financial statements for the three month period ended March 31, 2007 have been restated. See Note 12 to the financial statements. The accompanying management’s discussion and analysis of financial condition and results of operations reflects the restatement described above.
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
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss attributable to common stock was $8.7 million for the three month period ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit during the development stage of $173.8 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings. We expect to incur increasing expenses over the next several years, principally to further develop our products and to develop additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering.
Financial Operations Overview
Revenue
Product sales are derived from the sale or lease of the Verigene System, including cartridges and related products sold to research laboratories and hospitals. Revenue also consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses.
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
Sales, General and Administrative Expenses
Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal, intellectual property and accounting costs. We expect sales and marketing expenses to continue to increase in the future as a result of anticipated growth in our sales and customer support functions to support growth in our product sales. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting and related public company expenses.

Interest Income
Interest income principally includes interest earned on our excess cash balances. Such balances are primarily invested in money market and bank checking accounts at major financial institutions.
Interest Expense
Interest expense includes the interest charges related to our debt borrowings, including non-cash interest expense relating to the amortization of debt discount and issue costs.
Three Month Period Ended March 31, 2008 Compared to the Three Month Period Ended March 31, 2007
Revenues
Revenues were $0.6 million for the three months ended March 31, 2008, as compared to $0.3 million for the three months ended March 31, 2007. Product sales increased to $0.3 million for the three months ended March 31, 2008 from $46,645 for the same period in 2007 due to sales of the Verigene System following clearance from the FDA during 2007. Revenues from contracts and government grants were $0.3 million for the three months ended March 31, 2008 and $0.2 million for the three months ended March 31, 2007. We expect future revenue growth to be driven by product sales instead of government grants and contracts.
Cost of Product Sales
For the three months ended March 31, 2008, cost of product sales was $0.3 million, as compared to $15,179 for the three months ended March 31, 2007. Cost of product sales increased during the three months ended March 31, 2008 due to the increase in Verigene system sales and the related royalty expenses.
Research and Development Expenses
Research and development expenses increased to $5.8 million for the three months ended March 31, 2008, from $4.9 million for the three months ended March 31, 2007. This expense growth was a result of increased research and development personnel and contract services to develop protein, human genetic and infectious diseases assays. In addition, the increase in expenses resulted from development expenses incurred to scale up our manufacturing capabilities.
The $0.9 million increase in research and development expenses for the three months ended March 31, 2008 versus March 31, 2007 consists primarily of $0.5 million in staffing, a $0.3 million non-cash loss on disposal of fixed assets replaced by more scalable manufacturing and development equipment and $0.1 million of other expenses including patent expenses and facility expenses related to research and development.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased to $3.4 million for the three months ended March 31, 2008, from $2.2 million for the three months ended March 31, 2007. The $1.2 million increase was due primarily to $0.4 million of public company related expenses including consulting, legal and audit fees, a non-cash $0.3 million increase in stock option equity compensation, a $0.1 million increase in sales personnel expenses and other marketing expenses to support the sales of the Verigene System and a $0.4 million increase in other general and administrative expenses, such as consulting fees, legal fees and building maintenance expenses.
Interest Expense
Interest expense was $0.6 million for the three months ended March 31, 2008, as compared to $0.3 million for the three months ended March 31, 2007. In February 2007, the Company borrowed $12.5 million under two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The increase in interest expense for the three months ended March 31, 2008 resulted from a full quarter of outstanding debt as compared to a partial quarter of borrowings during the same period in 2007.

Interest Income
Interest income was $0.9 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase in interest income in the three months ended March 31, 2008 resulted from the increase in cash from the initial public offering.
Liquidity and Capital Resources
From our inception in December 1999 through March 31, 2008, we have received net proceeds of $102.2 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $9.1 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and general and administrative expenses. Since our inception, we have had minimal revenues which have been derived from the sale of the Verigene System, including cartridges and related products, to research laboratories and pursuant to government contracts. Since inception, we have incurred significant losses and, as of March 31, 2008, we had an accumulated deficit during the development stage of approximately $173.8 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, and sales, general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.
Our historical product sales have been minimal because our products, including the Verigene System, did not receive FDA clearance until September 17, 2007. On September 17, 2007, we received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay, and on October 12, 2007 we received FDA clearance for our hyper-coagulation assay. We have now commenced commercial sales of the Verigene System and these initial assays. Our expenses are likely to exceed our product sales for the next few years as we begin to market our FDA cleared products and continue to expand our FDA cleared tests. During this period we expect to spend approximately $55 million to finance ongoing research and development in connection with the development of additional tests and the next generation Verigene System and continued investments in and development of our product manufacturing infrastructure, including purchasing manufacturing equipment, tooling and facilities leasehold improvements, as well as increased manufacturing personnel. We also expect to spend approximately $45 million to fund additional sales, marketing and service personnel and marketing initiatives in connection with future test and system product launches. Positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of our FDA cleared tests.
As of March 31, 2008, we had $104.2 million in cash and cash equivalents, compared to $114.3 million at December 31, 2007. The decrease of cash and cash equivalents was principally due to the use of $8.4 million in operating activities.
Net cash used in operating activities was $8.4 million for the three months ended March 31, 2008, compared to $5.7 million for the three months ended March 31, 2007. The increase in cash used was primarily due to the payment of approximately $1 million in bonuses and franchise taxes during the three months ended March 31, 2008. In addition, the increase in cash used was due to an increase of sales, general and administrative expenses of $1.2 million and an increase in research and development expenses of $0.9 million.
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2008, compared to $1.2 million for the three months ended March 31, 2007. Spending on intangible assets decreased by $0.8 million, partially offset by an increase in investments in property and equipment of $0.1 million to support the manufacturing of our FDA cleared products.
Net cash used in financing activities was $1.1 million for the three months ended March 31, 2008, compared to cash provided by financing activities of $12.3 million for the three months ended March 31, 2007. As of December 31, 2007, approximately $0.8 million of transaction expenses related to our IPO were unpaid. Such expenses were paid during the three month period ended March 31, 2008. There were also $0.4 million of payments on our long-term debt and capital lease obligations in this quarter. As previously discussed, in February 2007, we borrowed $12.5 million under two loan and security agreements which drove the cash from financing activities for the three month period ended March 31, 2007.

We anticipate that our current cash and cash equivalents will be sufficient to meet our currently estimated needs for at least the next two to three years. However, we may need additional financing to execute our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:
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
Contractual Obligations and Commitments
Other than disclosed elsewhere in this Quarterly Report, our commitments have not changed significantly from disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 21, 2008.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Recent Accounting Pronouncements
See Note 11 to the Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2008 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the three month period ended March 31, 2008 by $267,165.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
(b) Changes in Internal Control over Financial Reporting
The Company implemented an inventory management system during February 2008 which will maintain a perpetual record of our inventory of purchased components. Other than the change described above, there have been no other material changes to the Company’s internal control over financial reporting during the quarterly period ended March 31, 2008.

PART II.

OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
Item 2. Unregistered Sales of Securities and Use of Proceeds
During the three months ended March 31, 2008, we received written notice of the exercise of a common stock warrant for 200 shares of our common stock at an exercise price of $10.94 per share.
Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
31.1
Certification of William P. Moffitt, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Roger Moody, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: May 13, 2008

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: May 13, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1
Certification of William P. Moffitt, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Roger Moody, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith