Form 10-Q
period 2008-06-30
NANOSPHERE INC
filed 2008-08-14
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33775
Nanosphere, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4339870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4088 Commercial Avenue	Northbrook, Illinois 60062
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 11, 2008 was 22,228,496.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$93,990,208	$114,312,573
Accounts receivable	482,023	100,799
Inventories	2,561,433	1,903,004
Other current assets	610,169	670,402

Total current assets	97,643,833	116,986,778

PROPERTY AND EQUIPMENT— Net	7,456,955	7,033,597
INTANGIBLE ASSETS — Net of accumulated amortization	5,090,680	4,930,752
OTHER ASSETS	144,556	163,553

TOTAL	$110,336,024	$129,114,680

CURRENT LIABILITIES:
Accounts payable	$2,491,649	$2,221,522
Accrued compensation	1,032,677	1,303,355
Accrued license fees	675,168	393,473
Accrued financing costs	—	778,731
Other current liabilities	1,011,811	969,962
Long term debt — current portion	4,532,983	3,597,823
Lease payable — current portion	40,518	37,037

Total current liabilities	9,784,806	9,301,903

LONG-TERM LIABILITIES:
Lease payable — noncurrent portion	—	21,433
Long term debt — noncurrent portion	5,495,718	7,440,804

Total liabilities	15,280,524	16,764,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,228,496 shares and 22,192,005 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	222,285	305,174
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	273,093,161	271,765,776
Warrants to acquire common stock	5,423,771	5,424,551
Deficit accumulated during the development stage	(183,683,717)	(165,144,961)

Total stockholders’ equity	95,055,500	112,350,540

TOTAL	$110,336,024	$129,114,680

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period From
					December 30, 1999
					(Date of Incorporation)
	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,		Through
	2008	2007	2008	2007	June 30, 2008

REVENUE:
Grant and contract revenue	$—	$503,245	$272,612	$726,503	$9,090,240
Product sales	194,715	7,025	498,119	53,670	907,139

Total revenue	194,715	510,270	770,731	780,173	9,997,379
COSTS AND EXPENSES:
Cost of product sales	226,176	3,188	575,605	18,367	834,573
Research and development	6,028,926	5,277,939	11,871,121	10,219,047	90,606,312
Sales, general, and administrative	3,777,507	3,079,443	7,186,405	5,256,583	39,928,861

Total costs and expenses	10,032,609	8,360,570	19,633,131	15,493,997	131,369,746

Loss from operations	(9,837,894)	(7,850,300)	(18,862,400)	(14,713,824)	(121,372,367)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	—	—	—	—	(17,777,723)
Change in fair value of preferred stock warrants	—	(379,599)	—	(276,612)	(4,551,236)
Foreign exchange loss	(235)	(13,770)	(24,645)	(13,770)	(77,007)
Interest expense — related party	—	—	—	—	(388,804)
Interest expense	(545,591)	(563,840)	(1,130,628)	(823,748)	(3,115,753)
Interest income	546,698	374,355	1,478,917	758,433	5,301,254

Total other income (expense)	872	(582,854)	323,644	(355,697)	(20,609,269)

NET LOSS	(9,837,022)	(8,433,154)	(18,538,756)	(15,069,521)	(141,981,636)
Accumulated convertible preferred stock dividends	—	(1,689,812)	—	(3,180,329)	(10,300,417)
Convertible preferred stock redemption value adjustment	—	—	—	(608,940)	(31,401,664)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(9,837,022)	$(10,122,966)	$(18,538,756)	$(18,858,790)	$(183,683,717)

Net loss per common share — basic and diluted	$(0.44)	$(10.85)	$(0.84)	$(20.22)
Weighted average number of common shares outstanding — basic and diluted	22,202,620	932,646	22,197,395	932,646
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From
			December 30, 1999
			(Date of Incorporation)
	Six Month Periods Ended June 30,		Through
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,538,756)	$(15,069,521)	$(141,981,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,310,785	837,162	6,316,638
Amortization of financing costs and accretion of debt discount	406,904	279,409	1,078,384
Loss from write-off of intangible assets	—	206,683	776,607
Loss from disposal of fixed assets	326,291	—	326,291
Share-based compensation	1,078,217	790,247	3,403,843
Change in fair value of preferred stock warrants	—	276,612	4,551,236
Change in fair value of convertible derivative liability	—	—	17,777,723
Changes in operating assets and liabilities:
Accounts receivable	(381,224)	(54,984)	(482,023)
Inventories	(658,429)	(304,060)	(2,561,433)
Other current assets	62,863	(220,015)	(661,433)
Other assets	—	10,830	(77,630)
Accounts payable	(27,130)	(368,282)	1,963,588
Accrued and other current liabilities	(188,630)	876,704	2,300,013

Net cash used in operating activities	(16,609,109)	(12,739,215)	(107,269,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment maturities	—	—	53,894
Purchases of property and equipment	(1,520,137)	(1,122,347)	(12,930,137)
Investments in intangible assets	(161,472)	(572,238)	(5,794,287)

Net cash used in investing activities	(1,681,609)	(1,694,585)	(18,670,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	—	6,339,210
Proceeds from issuance of debt	—	12,500,000	12,500,000
Repayment of long term debt	(1,400,463)	(142,736)	(1,567,136)
Payments on capital lease obligation	(17,952)	(15,887)	(77,167)
Proceeds from principal and interest on CEO note receivable	—	64,942	1,530,740
Deferred financing fees	—	(114,565)	(114,565)
Proceeds from the issuance of common stock, net of offering expenses	(778,731)	—	102,220,002
Proceeds from warrant redemptions	2,189	—	1,288,809
Proceeds from stock option exercises	163,310	—	283,335
Proceeds from the issuance of Series A convertible preferred stock	—	—	3,008,357
Proceeds from the issuance of Series B convertible preferred stock	—	—	5,375,001
Proceeds from the issuance of Series C convertible preferred stock	—	—	15,000,000
Proceeds from the issuance of Series C-2 convertible preferred stock	—	—	27,350,087
Proceeds from the issuance of Series D convertible preferred stock	—	—	46,793,897

Net cash provided by (used in) financing activities	(2,031,647)	12,291,754	219,930,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,322,365)	(2,142,046)	93,990,208
CASH AND CASH EQUIVALENTS — Beginning of period	114,312,573	29,112,429	—

CASH AND CASH EQUIVALENTS — End of period	$93,990,208	$26,970,383	$93,990,208

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease	$—	$—	$117,685
Capital expenditures included in accounts payable	527,961	141,811	527,961
Patent costs capitalized and included in accounts payable		162,171	—
Patent and license costs capitalized and included in accrued liabilities	597,000	766,112	597,000
Common stock issued for note payable — related party			1,440,000
Payment of Series A convertible preferred stock dividends in additional shares of Series A convertible preferred stock			410,539
6% dividends earned on Series C-2 and Series D convertible preferred stock		3,180,329	9,889,878
Conversion of Preferred Stock, including accumulated dividends on Series C-2 and Series D convertible preferred stock into common stock			116,281,865
Conversion of convertible derivative liability to additional paid-in capital			47,554,882
Conversion of preferred stock warrant liability to warrants to acquire common stock			5,424,551
Conversion of related party notes payable and accrued interest of $204,335, into Series C-2 convertible preferred stock			7,212,156
Conversion of related party notes payable and accrued interest of $177,358 into Series D convertible preferred stock			6,516,568
Equity offering transaction costs included in other current assets and accrued liabilities		271,573
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2008 and December 31, 2007, and
For the three and six month periods ended June 30, 2008 and 2007 and for the Cumulative Period From December 30, 1999
(Date of Incorporation) through June 30, 2008
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
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $183.7 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of expenses during the reporting period. The Company’s more significant estimates and assumptions include its accounting for stock-based compensation and the useful lives of its long lived assets. Actual results could differ from those estimates.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, “Earnings Per Share”, for the three and six month periods ended June 30, 2008 and 2007. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the three and six month periods ended June 30, 2008 and 2007 did not include the effects of the following options to acquire common stock, convertible preferred stock, convertible preferred stock warrants and common stock warrants as the inclusion of these securities would have been antidilutive.

	Three and six month periods ended June 30,
	2008	2007
Stock options	3,368,919	3,173,548
Convertible preferred stock	—	12,291,401
Convertible preferred stock warrants	—	1,445,997
Common stock warrants	1,300,119	—

Total	4,669,038	16,910,946

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property and capitalized patents costs, as of June 30, 2008 and December 31, 2007 comprise the following:

	June 30, 2008			December 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Intellectual property —
Licenses	$2,122,177	$(258,852)	$1,863,325	$1,870,178	$(90,244)	$1,779,934
Patents	3,492,029	(264,674)	3,227,355	3,370,323	(219,505)	3,150,818

Total	$5,614,206	$(523,526)	$5,090,680	$5,240,501	$(309,749)	$4,930,752

Amortization expense for intangible assets amounted to $109,508 and $213,777 for the three and six month periods ended June 30, 2008 and to $49,657 and $63,818 for the three and six month periods ended June 30, 2007, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2008 (Period from July 1 to December 31)	$225,019
2009	292,377
2010	222,377
2011	222,377
2012	222,377
Thereafter	1,279,624
Patent amortization commences on the grant date of the underlying patent and continues over the remaining life of the granted patent. Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and continues over the remaining life of the license. The future amortization expense reflected above is based on patents granted and licenses related to products cleared by the FDA as of June 30, 2008. The amortization period related to $0.5 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization expense associated with the licenses is not included in the table above.
Costs deferred related to pending patent applications for which amortization has not commenced totaled $2.1 million as of June 30, 2008 and $2.0 million December 31, 2007. Costs deferred are written off if, and when, patent applications are abandoned or allowed to expire. No such write offs occurred during the three and six month periods ended June 30, 2008. Deferred patent costs written off in the three and six month periods ended June 30, 2007 were $206,683 in each period.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 and $75,000 for these services in each of the three and six month periods, respectively, ended June 30, 2008 and June 30, 2007.
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
The fair values of the Company’s option awards granted during the six months ended June 30, 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	0%
Expected volatility	70%
Risk free interest rate	3.05%
Weighted-average expected option life	6.44 years
Estimated weighted-average fair value
On the date of grant based on the above assumptions	$7.32
Estimated forfeiture rate for unvested options	4.6%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletins No. 107 and 110, as the Company has a limited history of employees exercising their stock options and therefore can not reasonably determine the expected life assumption based on its own historical data. Total compensation cost recognized was $548,505 and $1,078,217 in the three and six month periods ended June 30, 2008, respectively, and $744,921 and $790,247 for the three and six month periods ending June 30, 2007, respectively.
As of June 30, 2008, the total compensation cost not yet recognized related to the nonvested awards is approximately $8.2 million, which amount is expected to be recognized over the next four years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
A summary of option activity under the Plan as of June 30, 2008, and for the six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2008	3,141,530	$4.97
Granted	328,000	$11.21
Exercised	(36,291)	$4.50
Expired	(2,290)	$19.25
Forfeited	(62,030)	$4.50

Outstanding — June 30, 2008	3,368,919	$5.59	8.41	$9,811,514

Exercisable — June 30, 2008	744,017	$6.11	7.64	$2,142,487

Vested and Expected to Vest — June 30, 2008	3,248,174	$5.59	8.40	$9,458,739

There were no options exercised during the six month period ended June 30, 2007. The intrinsic value of options exercised during the three and six month period ended June 30, 2008 was $204,699.
Included in the number of options outstanding at June 30, 2008, are 1,337,210 options with a weighted average exercise price of $4.65 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred; therefore the related options are not exercisable as of June 30, 2008. The total fair value of shares vested during the three and six month periods ended June 30, 2008 was $1,078,616 and $1,110,376, respectively, and was $374,416 and $482,888 for the three and six month periods ended June 30, 2007, respectively.
6. License Agreements
In 2006, the Company entered into a license agreement with Northwestern University, which provides the Company with an exclusive license to certain patents and patent applications owned by Northwestern University that are related to nanotechnology and biobarcode technology. The Company has an obligation to pay Northwestern University a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007. No amounts were incurred under this obligation for the three and six month periods ended June 30, 2008 and 2007.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2008, the Company has paid aggregate initial license fees of $2,122,177 for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $183,000 in 2008, $220,250 in 2009, $151,250 in 2010, $156,250 in 2011, $161,250 in 2012 and are $90,000 to $190,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2024.
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
With the exception of the Series D convertible preferred stock warrants, all convertible preferred stock warrants were either exercised or expired upon the completion of the IPO. The Series D convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO. As of June 30, 2008 and December 31, 2007, there were outstanding warrants to acquire shares of common stock of 1,300,119 and 1,300,319, respectively.
The expiration dates of the warrants outstanding at June 30, 2008 are as follows:

Series of Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $13.13 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $13.13 per share at June 30, 2008, increases every April by $2.19 per share, until the exercise price equals $17.50 per share which will occur in April 2010.
8. Leases
The Company has an operating lease agreement expiring in 2010 for its office and laboratory space. The Company has also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment. Rent expense was $169,142 and $336,696 for the three and six month periods ended June 30, 2008, respectively, and $165,242 and $339,267 for the three and six month periods ended June 30, 2007, respectively. The Company has a bargain purchase option of $11,563 on equipment under capital lease at the end of the lease term in 2009. The gross and net book values of the equipment acquired under the capital lease is $117,685 and $81,259, respectively, at June 30, 2008.
Annual future minimum obligations for operating and capital leases as of June 30, 2008, are as follows:

	Operating	Capital
Years Ending December 31	Leases	Leases
2008 (Period from July 1 to December 31)	$254,790	$21,090
2009	520,197	22,108
2010	220,898

Total minimum lease payments	$995,885	43,198

Less amounts representing interest		(2,680)

Net present value		40,518
Less current portion of net minimum lease payments		(40,518)

Long-term portion of net minimum lease payments		$—

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
The $12.5 million of proceeds received were allocated to debt and the Series D convertible preferred stock based on their fair values at the borrowing date with $1.9 million allocated to Series D convertible preferred stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt was $536,484 and $1,111,124 for the three and six month periods ended June 30, 2008, respectively, which includes $190,407 and $390,537 of discount amortization. Interest expense on this debt was $553,177 and $806,271 for the three and six month periods ended June 30, 2007, respectively, which includes $174,101 and $267,133 of discount amortization, respectively. The fair value of the debt at June 30, 2008 is $11.7 million, which was derived by applying an income approach to determine the present value of forecast debt payments as required under the debt agreements. To determine the appropriate yield by which to discount the cash flow payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
Aggregate annual principal payments on long-term debt are as follows:

2008 (July 1 to December 31)	$2,197,359
2009	4,818,211
2010	3,917,293

Total	$10,932,863

10. Inventory
Inventory on hand at June 30, 2008 and December 31, 2007 was comprised of the following:

	June 30, 2008	December 31, 2007
Work-in-process component parts	$1,150,537	$1,361,227
Finished goods	1,410,896	541,777

Total	$2,561,433	$1,903,004

11. Property and Equipment
Property and equipment was comprised of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Total property and equipment — at cost	$12,949,062	$11,729,127
Less accumulated depreciation	(5,492,107)	(4,695,530)

Net property and equipment	$7,456,955	$7,033,597

12. New Accounting Standards
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
We received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay on September 17, 2007 and for our hyper-coagulation assay on October 12, 2007. We continue to develop diagnostic tests for a variety of medical conditions including human genetics, pharmacogenomics, infectious diseases and protein biomarkers in areas such as cancer and neurodegenerative and cardiovascular disease.

In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering.
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss attributable to common stock was $18.5 million for the six month period ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit during the development stage of $183.7 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings. We expect to incur increasing expenses over the next several years, principally to further develop our products and to develop additional diagnostic tests, as well as to further increase our spending to manufacture, sell and market our products.
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
Cost of Product Sales
Cost of product sales represents the cost of materials, direct labor, other overhead costs associated with manufacturing and delivering the Verigene System, including cartridges and related products and royalties on product sales.
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
Sales, General and Administrative Expenses
Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses to continue to increase in the future as a result of anticipated growth in our sales and customer support functions to support growth in our product sales. We expect general and administrative expenses to increase as a result of the need to hire additional administrative personnel and due to higher legal, accounting and related public company expenses.
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

Three Month Period Ended June 30, 2008 Compared to the Three Month Period Ended June 30, 2007
Revenues
Revenues were $0.2 million for the three months ended June 30, 2008, as compared to $0.5 million for the three months ended June 30, 2007. Product revenues increased to $0.2 million for the three months ended June 30, 2008 from $7,025 for the same period in 2007 due to sales and rentals of the Verigene System following clearance from the FDA during 2007. Revenues from contracts and government grants were zero for the three months ended June 30, 2008 and $0.5 million for the three months ended June 30, 2007.
Cost of Product Sales
For the three months ended June 30, 2008, cost of product sales was $0.2 million, as compared to $3,188 for the three months ended June 30, 2007. Cost of product sales increased during the three months ended June 30, 2008 due to the increase in Verigene System sales.
Research and Development Expenses
Research and development expenses increased to $6.0 million for the three months ended June 30, 2008, from $5.3 million for the three months ended June 30, 2007. This expense growth was a result of increased research and development personnel and contract services to develop and commercialize protein, human genetic and infectious diseases assays as well as our next generation testing platform. In addition, the increase in expenses resulted from development expenses incurred to scale up our manufacturing capabilities.
The $0.7 million increase in research and development expenses for the three months ended June 30, 2008 versus June 30, 2007 consists primarily of a $1.0 million increase in staffing and contract services, partially offset by a $0.3 million decrease in other research and development expenses.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased to $3.8 million for the three months ended June 30, 2008, from $3.1 million for the three months ended June 30, 2007. The $0.7 million increase was due primarily to a $0.3 million increase in sales personnel expenses and other marketing expenses to support the sales of the Verigene System and $0.4 million of public company related expenses including consulting, legal and audit fees.
Interest Expense
Interest expense was $0.5 million for the three months ended June 30, 2008, as compared to $0.6 million for the three months ended June 30, 2007. In February 2007, the Company borrowed $12.5 million under two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The reduction in interest expense is driven by reduced principal outstanding.
Interest Income
Interest income was $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. The increase in interest income in the three months ended June 30, 2008 resulted from the increase in cash from the initial public offering, which was partially offset by lower interest rates.
Six Month Period Ended June 30, 2008 Compared to the Six Month Period Ended June 30, 2007
Revenues
Revenues were $0.8 million in each of the six month periods ended June 30, 2008 and 2007. Product revenues increased by $0.4 million for the six months ended June 30, 2008 from the same period in 2007 due to Verigene System sales and rentals. Revenues from contracts and government grants were $0.3 million for the six months ended June 30, 2008 and $0.7 million for the six months ended June 30, 2007. We expect future revenue growth to be driven by product sales instead of government grants and contracts.

Cost of Product Sales
For the six months ended June 30, 2008, cost of product sales was $0.6 million, as compared to $18,367 for the six months ended June 30, 2007. Cost of product sales increased during the six months ended June 30, 2008 due to the increase in Verigene system sales.
Research and Development Expenses
Research and development expenses increased to $11.9 million for the six months ended June 30, 2008, from $10.2 million for the six months ended June 30, 2007. This expense growth was a result of increased research and development personnel and contract services to develop and commercialize protein, human genetic and infectious diseases assays as well as our next generation testing platform. In addition, the increase in expenses resulted from development expenses incurred to scale up our manufacturing capabilities.
The $1.7 million increase in research and development expenses for the six months ended June 30, 2008 versus June 30, 2007 consists primarily of $1.5 million in staffing and contract services and a $0.2 million increase in other expenses including facility expenses related to research and development.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased to $7.2 million for the six months ended June 30, 2008, from $5.3 million for the six months ended June 30, 2007. The $1.9 million increase was due primarily to $0.8 million of public company related expenses including consulting, legal and audit fees, a $0.6 million increase in sales personnel expenses and other marketing expenses to support the sales of the Verigene System and a $0.5 million increase in other sales, general and administrative expenses.
Interest Expense
Interest expense was $1.1 million for the six months ended June 30, 2008, as compared to $0.8 million for the six months ended June 30, 2007. In February 2007, the Company borrowed $12.5 million under two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The increase in interest expense for the six months ended June 30, 2008 resulted from a full six-month period of outstanding debt in 2008 as compared to a partial period of borrowings during the six-month period in 2007.
Interest Income
Interest income was $1.5 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase in interest income in the six months ended June 30, 2008 resulted from the increase in cash from the initial public offering, which was partially offset by a reduction in interest rates.
Liquidity and Capital Resources
From our inception in December 1999 through June 30, 2008, we have received net proceeds of $102.2 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $9.1 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and general and administrative expenses. Since our inception, we have had minimal revenues which have been derived from the sale of the Verigene System, including cartridges and related products, to research laboratories and pursuant to government contracts. Since inception, we have incurred significant losses and, as of June 30, 2008, we had an accumulated deficit during the development stage of approximately $183.7 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, and sales, general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability.

Our historical product sales have been minimal because our products, including the Verigene System, did not receive FDA clearance until September 17, 2007. On September 17, 2007, we received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay, and on October 12, 2007 we received FDA clearance for our hyper-coagulation assay. We have now commenced commercial sales of the Verigene System and these initial assays. Our expenses are likely to exceed our product sales for the next few years as we begin to market our FDA cleared products and continue to expand our FDA cleared tests. During this period we expect to spend approximately $50 million to finance ongoing research and development in connection with the development of additional tests and the next generation Verigene System and continued investments in and development of our product manufacturing infrastructure, including purchasing manufacturing equipment, tooling and facilities leasehold improvements, as well as increased manufacturing personnel. We also expect to spend approximately $40 million to fund additional sales, marketing and service personnel and marketing initiatives in connection with future test and system product launches. Positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of our FDA cleared tests.
As of June 30, 2008, we had $94.0 million in cash and cash equivalents, compared to $114.3 million at December 31, 2007. The decrease of cash and cash equivalents was principally due to the use of $16.6 million in operating activities.
Net cash used in operating activities was $16.6 million for the six months ended June 30, 2008, compared to $12.7 million for the six months ended June 30, 2007. The increase in cash used was primarily due to the payment of approximately $1 million in bonuses and franchise taxes during the first quarter of 2008. In addition, the increase in cash used was due to an increase of sales, general and administrative expenses of $1.9 million and an increase in research and development expenses of $1.7 million.
Net cash used in investing activities was $1.7 million in each of the six-month periods ended June 30, 2008 and 2007. Spending on intangible assets decreased by $0.4 million, offset by an increase in investments in property and equipment of $0.4 million to scale up manufacturing of our FDA cleared products.
Net cash used in financing activities was $2.0 million for the six months ended June 30, 2008, compared to cash provided by financing activities of $12.3 million for the six months ended June 30, 2007. There were $1.4 million of payments on our long-term debt obligations during the six month period ended June 30, 2008. As previously discussed, in February 2007, we borrowed $12.5 million under two loan and security agreements which drove the cash from financing activities for the six month period ended June 30, 2007. In addition, approximately $0.8 million of transaction expenses related to our IPO were unpaid as of December 31, 2007. Such expenses were paid during the six month period ended June 30, 2008.
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
Recent Accounting Pronouncements
See Note 12 to the Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2008 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the six month period ended June 30, 2008 by $509,889.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
(b) Changes in Internal Control over Financial Reporting
There have been no material changes to the Company’s internal control over financial reporting during the quarterly period ended June 30, 2008.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations, cash flows or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, cash flows, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2008, there were no sales of unregistered securities.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 29, 2008 in Chicago, Illinois. The following matters were presented to our stockholders: (1) Proposal No. 1 — election of seven directors to serve until our next annual meeting of stockholders in 2009, and (2) Proposal No. 2 — ratification of the audit committee’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The results of the votes are as follows:
Proposal 1 — Election of directors by stockholders

	For	Withheld
William P. Moffitt III	17,874,059	1,939,184
Mark Slezak	19,775,347	37,896
Jeffrey R. Crisan	17,572,519	2,240,724
Andre de Bruin	19,775,542	37,701
Chad A. Mirkin	17,862,253	1,950,990
James J. Nahirny	17,571,946	2,241,297
Sheli Z. Rosenberg	19,775,542	37,701
Proposal 2 — Ratification of Deloitte & Touche LLP as independent registered public accounting firm

For
For	19,796,687
Against	14,206
Abstain	2,350

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: August 14, 2008

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *