Form 10-Q
period 2008-09-30
NANOSPHERE INC
filed 2008-11-10
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 3, 2008 was 22,228,696.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
		As Adjusted
		(Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$83,742,196	$114,312,573
Accounts receivable	476,685	100,799
Inventories	1,894,954	1,903,004
Other current assets	366,389	670,402

Total current assets	86,480,224	116,986,778

PROPERTY AND EQUIPMENT— Net	7,924,030	7,033,597
INTANGIBLE ASSETS — Net of accumulated amortization	1,526,471	1,779,934
OTHER ASSETS	136,373	163,553

TOTAL	$96,067,098	$125,963,862

CURRENT LIABILITIES:
Accounts payable	$1,627,080	$2,221,522
Accrued compensation	995,191	1,303,355
Accrued license fees	266,644	393,473
Accrued financing costs	—	778,731
Other current liabilities	653,017	969,962
Long term debt — current portion	4,673,421	3,597,823
Lease payable — current portion	27,925	37,037

Total current liabilities	8,243,278	9,301,903
LONG-TERM LIABILITIES:
Lease payable — noncurrent portion	—	21,433
Long term debt — noncurrent portion	4,450,313	7,440,804

Total liabilities	12,693,591	16,764,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,228,696 shares and 22,192,005 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	222,287	305,174
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	273,664,993	271,765,776
Warrants to acquire common stock	5,423,771	5,424,551
Deficit accumulated during the development stage	(195,937,544)	(168,295,779)

Total stockholders’ equity	83,373,507	109,199,722

TOTAL	$96,067,098	$125,963,862

See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period From
					December 30, 1999
					(Date of Incorporation)
	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,		Through
	2008	2007	2008	2007	September 30, 2008
		As Adjusted		As Adjusted
		(Note 1)		(Note 1)
REVENUE:
Grant and contract revenue	$73,459	$192,880	$346,071	$919,383	$9,163,699
Product sales	209,772	6,125	707,891	59,795	1,116,911

Total revenue	283,231	199,005	1,053,962	979,178	10,280,610
COSTS AND EXPENSES:
Cost of product sales	246,128	2,844	821,733	21,211	1,080,701
Research and development	5,683,346	5,778,946	17,631,003	16,287,056	99,517,013
Sales, general, and administrative	3,376,807	4,429,214	10,563,212	9,685,797	43,305,668

Total costs and expenses	9,306,281	10,211,004	29,015,948	25,994,064	143,903,382

Loss from operations	(9,023,050)	(10,011,999)	(27,961,986)	(25,014,886)	(133,622,772)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	—	(11,888,721)	—	(11,888,721)	(17,777,723)
Change in fair value of preferred stock warrants	—	(4,858,974)	—	(5,135,586)	(4,551,236)
Foreign exchange (gain) loss	1,347	(27,175)	(23,298)	(40,945)	(75,660)
Interest expense — related party	—	—	—	—	(388,804)
Interest expense	(499,836)	(572,772)	(1,630,464)	(1,396,520)	(3,615,589)
Interest income	495,067	286,654	1,973,984	1,045,087	5,796,321

Total other income (expense)	(3,422)	(17,060,988)	320,222	(17,416,685)	(20,612,691)

NET LOSS	(9,026,472)	(27,072,987)	(27,641,764)	(42,431,571)	(154,235,463)
Accumulated convertible preferred stock dividends	—	(1,652,493)	—	(4,832,822)	(10,300,417)
Convertible preferred stock redemption value adjustment	—	—	—	(608,940)	(31,401,664)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(9,026,472)	$(28,725,480)	$(27,641,764)	$(47,873,333)	$(195,937,544)

Net loss per common share — basic and diluted	$(0.41)	$(30.80)	$(1.24)	$(51.33)
Weighted average number of common shares outstanding — basic and diluted	22,228,539	932,646	22,207,843	932,646
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From
			December 30, 1999
			(Date of Incorporation)
	Nine Month Periods Ended September 30,		Through
	2008	2007	September 30, 2008
		As Adjusted
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,641,764)	$(42,431,571)	$(154,235,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,142,214	1,186,499	6,928,562
Amortization of financing costs and accretion of debt discount	592,040	470,702	1,263,520
Loss from write-off of intangible assets	245,134	—	245,134
Loss from disposal of fixed assets	326,291	—	326,291
Share-based compensation	1,649,151	1,232,751	3,974,778
Change in fair value of preferred stock warrants	—	5,135,586	4,551,236
Change in fair value of convertible derivative liability	—	11,888,721	17,777,723
Changes in operating assets and liabilities:
Accounts receivable	(375,886)	(28,669)	(476,685)
Inventories	(269,612)	(989,572)	(2,172,616)
Other current assets	306,643	(59,517)	(417,653)
Other assets	—	10,830	(77,630)
Accounts payable	(484,303)	569,475	1,506,414
Accrued and other current liabilities	(629,438)	561,296	1,859,205

Net cash used in operating activities	(24,139,530)	(22,453,469)	(118,947,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment maturities	—	—	53,894
Purchases of property and equipment	(2,904,855)	(1,876,758)	(14,314,855)
Investments in intangible assets	(400,732)	(395,148)	(1,886,616)

Net cash used in investing activities	(3,305,587)	(2,271,906)	(16,147,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	—	6,339,210
Proceeds from issuance of debt	—	12,500,000	12,500,000
Repayment of long term debt	(2,482,383)	(154,522)	(2,649,056)
Payments on capital lease obligation	(30,545)	(24,203)	(89,760)
Proceeds from principal and interest on CEO note receivable	—	1,530,740	1,530,740
Deferred financing fees	—	(114,565)	(114,565)
Proceeds from the issuance of common stock, net of offering expenses	(778,731)	(18,570)	102,220,002
Proceeds from warrant redemptions	2,189	—	1,288,809
Proceeds from stock option exercises	164,210	—	284,235
Proceeds from the issuance of Series A convertible preferred stock	—	—	3,008,357
Proceeds from the issuance of Series B convertible preferred stock	—	—	5,375,001
Proceeds from the issuance of Series C convertible preferred stock	—	—	15,000,000
Proceeds from the issuance of Series C-2 convertible preferred stock	—	—	27,350,087
Proceeds from the issuance of Series D convertible preferred stock	—	—	46,793,897

Net cash provided by (used in) financing activities	(3,125,260)	13,718,880	218,836,957

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,570,377)	(11,006,495)	83,742,196
CASH AND CASH EQUIVALENTS — Beginning of period	114,312,573	29,112,429	—

CASH AND CASH EQUIVALENTS — End of period	$83,742,196	$18,105,934	$83,742,196

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease	$—	$—	$117,685
Capital expenditures included in accounts payable	117,534	220,497	117,534
Capital expenditures included in accrued liabilities		110,387
License costs capitalized and included in accrued liabilities	225,000	330,000	225,000
Common stock issued for note payable — related party			1,440,000
Payment of Series A convertible preferred stock dividends in additional shares of Series A convertible preferred stock			410,539
6% dividends earned on Series C-2 and Series D convertible preferred stock		4,832,822	9,889,878
Conversion of preferred stock, including accumulated dividends on Series C-2 and Series D convertible preferred stock into common stock			116,281,865
Conversion of convertible derivative liability to additional paid-in capital			47,554,882
Conversion of preferred stock warrant liability to warrants to acquire common stock			5,424,551
Conversion of related party notes payable and accrued interest of $204,335, into Series C-2 convertible preferred stock			7,212,156
Conversion of related party notes payable and accrued interest of $177,358 into Series D convertible preferred stock			6,516,568
Equity offering transaction costs included in other current assets and accrued liabilities		1,928,358
See notes to financial statements.

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2008 and December 31, 2007, and
For the three and nine month periods ended September 30, 2008 and 2007 and for the Cumulative Period From December 30, 1999
(Date of Incorporation) through September 30, 2008
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform. The Company has been, since its inception, in the development stage, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”
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
Basis of Presentation — The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2007 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $195.9 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
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
Change in Method of Accounting for Patent Costs — In the third quarter of fiscal 2008 and effective July 1, 2008, the Company elected to change its method of accounting for external patent-related costs. Prior to the change, the Company expensed as incurred all internal patent-related costs and capitalized external patent-related costs. Capitalized patent-related costs incurred in connection with approved patents were previously recorded as intangible assets at cost less accumulated amortization and were amortized over the patents’ estimated useful lives beginning upon the patent grant date. Costs capitalized were written off upon patent abandonment or expiration. Under the new method of accounting, all patent-related costs are expensed as incurred. All patent-related costs, including amortization expense for capitalized patent-related costs were, and will continue to be, classified as research and development expenses in the Company’s statements of operations.
The Company believes that this change is preferable because it will result in consistent treatment for related costs regardless of source, that is, under the new method both internal and external costs associated with patents are expensed as incurred. In addition, the Company believes that this change will provide greater comparability of the Company’s financial results with other companies in its industry as the Company believes that expensing all patent-related costs as incurred is the predominant practice in the industry.

Notes to Financial Statements — (Continued)
(Unaudited)
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the change in accounting principle has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, the deficit accumulated during the development stage increased from $105.9 million to $109.0 million as of January 1, 2007.
The following tables summarize the impact of the change in accounting principle on the previously issued balance sheet as of December 31, 2007, statement of operations for the three and nine month periods ended September 30, 2007 and the statement of cash flows for the nine month period ended September 30, 2007 as well as the impact of the change in accounting principle on the current balance sheet as of September 30, 2008, statement of operations for the three and nine month periods ended September 30, 2008 and for the period from December 30, 1999 (date of incorporation) through September 30, 2008 and the statement of cash flows for the nine month period ended September 30, 2008 and for the period from December 30, 1999 (date of incorporation) through September 30, 2008.

	As of December 31, 2007
Balance Sheet	As Originally Reported	As Adjusted	Effect of Change
Intangible assets — net of accumulated amortization	$4,930,752	$1,779,934	$(3,150,818)
Total assets	$129,114,680	$125,963,862	$(3,150,818)
Deficit accumulated during the development stage	$(165,144,961)	$(168,295,779)	$(3,150,818)
Total stockholders’ equity	$112,350,540	$109,199,722	$(3,150,818)
Total liabilities and stockholders’ equity	$129,114,680	$125,963,862	$(3,150,818)

	Three Month Period Ended September 30, 2007
Statement of Operations	As Originally Reported	As Adjusted	Effect of Change
Research and development	$5,674,390	$5,778,946	$104,556
Total costs and expenses	$10,106,448	$10,211,004	$104,556
Loss from operations	$(9,907,443)	$(10,011,999)	$(104,556)
Net loss	$(26,968,431)	$(27,072,987)	$(104,556)
Net loss attributable to common stock	$(28,620,924)	$(28,725,480)	$(104,556)
Net loss per common share — basic and diluted	$(30.69)	$(30.80)	$(0.11)

	Nine Month Period Ended September 30, 2007
Statement of Operations	As Originally Reported	As Adjusted	Effect of Change
Research and development	$15,893,437	$16,287,056	$393,619
Total costs and expenses	$25,600,445	$25,994,064	$393,619
Loss from operations	$(24,621,267)	$(25,014,886)	$(393,619)
Net loss	$(42,037,952)	$(42,431,571)	$(393,619)
Net loss attributable to common stock	$(47,479,714)	$(47,873,333)	$(393,619)
Net loss per common share — basic and diluted	$(50.91)	$(51.33)	$(0.42)

	Nine Month Period Ended September 30, 2007
Statement of Cash Flows	As Originally Reported	As Adjusted	Effect of Change
Cash Flows From Operating Activities:
Net loss	$(42,037,952)	$(42,431,571)	$(393,619)
Depreciation and amortization	$1,275,936	$1,186,499	$(89,437)
Loss from write-off of intangible assets	$206,683	$—	$(206,683)
Accounts payable	$464,622	$569,475	$104,853
Accrued and other current liabilities	$610,932	$561,296	$(49,636)
Net cash used in operating activities	$(21,818,947)	$(22,453,469)	$(634,522)
Cash Flows From Investing Activities:
Investments in intangible assets	$(1,029,670)	$(395,148)	$634,522
Net cash used in investing activities	$(2,906,428)	$(2,271,906)	$634,522
Noncash Investing and Financing Activities:
Patent costs capitalized and included in accounts payable	$253,372	$—	$(253,372)
Patent and license costs capitalized and included in accrued liabilities	$347,654	$330,000	$(17,654)

Notes to Financial Statements — (Continued)
(Unaudited)

	As of September 30, 2008
	As Computed under the	As Reported under the
Balance Sheet	Prior Method	New Method	Effect of Change
Intangible assets — net of accumulated amortization	$4,689,907	$1,526,471	$(3,163,436)
Total assets	$99,230,534	$96,067,098	$(3,163,436)
Deficit accumulated during the development stage	$(192,774,108)	$(195,937,544)	$(3,163,436)
Total stockholders’ equity	$86,536,943	$83,373,507	$(3,163,436)
Total liabilities and stockholders’ equity	$99,230,534	$96,067,098	$(3,163,436)

	Three Month Period Ended September 30, 2008
	As Computed under the	As Reported under the
Statement of Operations	Prior Method	New Method	Effect of Change
Research and development	$5,747,265	$5,683,346	$(63,919)
Total costs and expenses	$9,370,200	$9,306,281	$(63,919)
Loss from operations	$(9,086,969)	$(9,023,050)	$63,919
Net loss	$(9,090,391)	$(9,026,472)	$63,919
Net loss attributable to common stock	$(9,090,391)	$(9,026,472)	$63,919
Net loss per common share — basic and diluted	$(0.41)	$(0.41)	$—

	Nine Month Period Ended September 30, 2008
	As Computed under the	As Reported under the
Statement of Operations	Prior Method	New Method	Effect of Change
Research and development	$17,618,386	$17,631,003	$12,617
Total costs and expenses	$29,003,331	$29,015,948	$12,617
Loss from operations	$(27,949,369)	$(27,961,986)	$(12,617)
Net loss	$(27,629,147)	$(27,641,764)	$(12,617)
Net loss attributable to common stock	$(27,629,147)	$(27,641,764)	$(12,617)
Net loss per common share — basic and diluted	$(1.24)	$(1.24)	$—

	Period From December 30, 1999 (Date of Incorporation)
	Through September 30, 2008
	As Computed under the	As Reported under the
Statement of Operations	Prior Method	New Method	Effect of Change
Research and development	$96,353,577	$99,517,013	$3,163,436
Total costs and expenses	$140,739,946	$143,903,382	$3,163,436
Loss from operations	$(130,459,336)	$(133,622,772)	$(3,163,436)
Net loss	$(151,072,027)	$(154,235,463)	$(3,163,436)
Net loss attributable to common stock	$(192,774,108)	$(195,937,544)	$(3,163,436)

	Nine Month Period Ended September 30, 2008
	As Computed under the	As Reported under the
Statement of Cash Flows	Prior Method	New Method	Effect of Change
Cash Flows From Operating Activities:
Net loss	$(27,629,147)	$(27,641,764)	$(12,617)
Depreciation and amortization	$2,219,453	$2,142,214	$(77,239)
Accounts payable	$(481,272)	$(484,303)	$(3,031)
Accrued and other current liabilities	$(621,434)	$(629,438)	$(8,004)
Net cash used in operating activities	$(24,038,639)	$(24,139,530)	$(100,891)
Cash Flows From Investing Activities:
Investments in intangible assets	$(501,623)	$(400,732)	$100,891
Net cash used in investing activities	$(3,406,478)	$(3,305,587)	$100,891

Notes to Financial Statements — (Continued)
(Unaudited)

	Period From December 30, 1999 (Date of Incorporation)
	Through September 30, 2008
	As Computed under the	As Reported under the
Statement of Cash Flows	Prior Method	New Method	Effect of Change
Cash Flows From Operating Activities:
Net loss	$(151,072,027)	$(154,235,463)	$(3,163,436)
Depreciation and amortization	$7,225,306	$6,928,562	$(296,744)
Loss from write-off of intangible assets	$1,021,741	$245,134	$(776,607)
Accounts payable	$1,509,445	$1,506,414	$(3,031)
Accrued and other current liabilities	$1,867,209	$1,859,205	$(8,004)
Net cash used in operating activities	$(114,699,362)	$(118,947,184)	$(4,247,822)
Cash Flows From Investing Activities:
Investments in intangible assets	$(6,134,438)	$(1,886,616)	$4,247,822
Net cash used in investing activities	$(20,395,399)	$(16,147,577)	$4,247,822
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, “Earnings Per Share”, for the three and nine month periods ended September 30, 2008 and 2007. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2008 and 2007 did not include the effects of the following options to acquire common stock, convertible preferred stock, convertible preferred stock warrants and common stock warrants as the inclusion of these securities would have been antidilutive.

	Outstanding as of
	September 30,
	2008	2007
Stock options	3,368,062	3,251,548
Convertible preferred stock	—	12,291,401
Convertible preferred stock warrants	—	1,445,997
Common stock warrants	1,300,119	—

Total	4,668,181	16,988,946

3. Intangible Assets
As discussed in Note 1, the Company has elected to change its method of accounting for patent-related costs which is reflected in the table below. Intangible assets, consisting of purchased intellectual property, as of September 30, 2008 and December 31, 2007 comprise the following:

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$1,877,043	$(350,572)	$1,526,471	$1,870,178	$(90,244)	$1,779,934
Amortization expense for intangible assets amounted to $91,720 and $260,328 for the three and nine month periods ended September 30, 2008 and was $0 for both the three and nine month periods ended September 30, 2007. Estimated future amortization expense is as follows:

Years Ending December 31
2008 (Period from October 1 to December 31)	$82,889
2009	191,556
2010	121,556
2011	121,556
2012	121,556
Thereafter	597,859

Notes to Financial Statements — (Continued)
(Unaudited)
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of September 30, 2008. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above. During the three and nine month periods ended September 30, 2008, the Company wrote off capitalized license fees of $245,134 associated with licenses for which the Company has determined that it no longer has the intent to commercialize and therefore such asset value is impaired. There were no license costs written off in the three and nine month periods ended September 30, 2007.
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 and $112,500 for these services in each of the three and nine month periods, respectively, ended September 30, 2008 and September 30, 2007.
In March 2006, the Company issued to William Moffitt, the Company’s chief executive officer and a director, 320,000 shares of restricted common stock at a price of $4.50 per share, for an aggregate price of $1,440,000. In connection with this sale of common stock, the Company received a full recourse, long-term promissory note from William Moffitt for a total of $1,440,000. During 2007, $90,740 of interest was paid to the Company on the note and was recorded as additional paid-in capital. In August 2007, the note receivable due from the Company’s chief executive officer was repaid.
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan and the Nanosphere 2007 Long-Term Incentive Plan (collectively, the “Plans”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with 10 year contractual terms. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 38% of the options granted and outstanding contain “accelerated vesting” provisions.
The fair values of the Company’s option awards granted during the nine months ended September 30, 2008 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	0%
Expected volatility	68%
Risk free interest rate	3.02%
Weighted-average expected option life	6.36 years
Estimated weighted-average fair value On the date of grant based on the above assumptions	$7.03
Estimated forfeiture rate for unvested options	4.6%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletins No. 107 and 110, as the Company has a limited history of employees exercising their stock options and therefore can not reasonably determine the expected life assumption based on its own historical data. Total compensation cost recognized was $570,935 and $1,649,151 in the three and nine month periods ended September 30, 2008, respectively, and $442,504 and $1,232,751 for the three and nine month periods ending September 30, 2007, respectively.

Notes to Financial Statements — (Continued)
(Unaudited)
As of September 30, 2008, the total compensation cost not yet recognized related to the nonvested awards is approximately $7.5 million, which amount is expected to be recognized over the next four years, which is a weighted average term, assuming no acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the Plans as of September 30, 2008, and for the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2008	3,141,530	$4.97
Granted	398,500	$10.94
Exercised	(36,491)	$4.50
Expired	(3,680)	$13.68
Forfeited	(131,797)	$4.80

Outstanding — September 30, 2008	3,368,062	$5.68	8.20	$11,585,602

Exercisable — September 30, 2008	756,227	$6.09	7.40	$2,657,472

Vested and Expected to Vest — September 30, 2008	3,248,282	$5.69	8.19	$11,175,965

There were no options exercised during the nine month period ended September 30, 2007. The intrinsic value of options exercised during the three and nine month period ended September 30, 2008 was $686 and $205,385, respectively.
Included in the number of options outstanding at September 30, 2008, are 1,289,036 options with a weighted average exercise price of $4.65 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred; therefore the related options are not exercisable as of September 30, 2008. The total fair value of shares vested during the three and nine month periods ended September 30, 2008 was $91,916 and $1,202,292, respectively, and was $6,718 and $489,606 for the three and nine month periods ended September 30, 2007, respectively.
6. License Agreements
In 2006, the Company entered into a license agreement with Northwestern University, which provides the Company with an exclusive license to certain patents and patent applications owned by Northwestern University that are related to nanotechnology and biobarcode technology. The Company has an obligation to pay Northwestern University a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007, and obligations under this agreement have been insignificant through September 30, 2008.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2008, the Company has paid aggregate initial license fees of $2,122,177 for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1.0% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $134,000 in 2008, $171,250 in 2009, $151,250 in 2010, $156,250 in 2011, $161,250 in 2012 and are $90,000 to $190,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2024.

Notes to Financial Statements — (Continued)
(Unaudited)
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
With the exception of the Series D convertible preferred stock warrants, all convertible preferred stock warrants were either exercised or expired upon the completion of the IPO. The Series D convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO. As of September 30, 2008 and December 31, 2007, there were outstanding warrants to acquire shares of common stock of 1,300,119 and 1,300,319, respectively.
The expiration dates of the warrants outstanding at September 30, 2008 are as follows:

Series of Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $13.13 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $13.13 per share at September 30, 2008, increases every April by $2.19 cents per share, until the exercise price equals $17.50 per share which will occur in April 2010.
8. Leases
The Company has an operating lease agreement expiring in 2010 for its office and laboratory space. The Company has also entered into a capital lease agreement expiring in 2009 for a piece of laboratory equipment. Rent expense was $172,453 and $509,150 for the three and nine month periods ended September 30, 2008, respectively, and $170,646 and $509,913 for the three and nine month periods ended September 30, 2007, respectively. The Company has a bargain purchase option of $11,563 on equipment under capital lease at the end of the lease term in 2009. The gross and net book values of the equipment acquired under the capital lease is $117,685 and $77,056, respectively, at September 30, 2008.
Annual future minimum obligations for operating and capital leases as of September 30, 2008, are as follows:

	Operating	Capital
Years Ending December 31	Leases	Leases
2008 (Period from October 1 to December 31)	$127,395	$7,030
2009	520,197	22,108
2010	220,898

Total minimum lease payments	$868,490	29,138

Less amounts representing interest		(1,213)

Net present value		27,925
Less current portion of net minimum lease payments		(27,925)

Long-term portion of net minimum lease payments		$—

Notes to Financial Statements — (Continued)
(Unaudited)
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
The $12.5 million of proceeds received were allocated to debt and the Series D convertible preferred stock based on their fair values at the borrowing date with $1.9 million allocated to Series D convertible preferred stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt was $490,186 and $1,601,310 for the three and nine month periods ended September 30, 2008, respectively, which includes $176,953 and $567,490 of discount amortization. Interest expense on this debt was $561,831 and $1,368,102 for the three and nine month periods ended September 30, 2007, respectively, which includes $183,111 and $450,243 of discount amortization, respectively. Cash interest paid on this debt was $1,059,195 and $791,658 for the nine month periods ended September 30, 2008 and 2007, respectively. The fair value of the debt at September 30, 2008 is $10.4 million, which was derived by applying an income approach to determine the present value of forecast debt payments as required under the debt agreements.  To determine the appropriate yield by which to discount the cash flow payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
Aggregate annual principal payments on long-term debt are as follows:

2008 (October 1 to December 31)	$1,115,439
2009	4,818,211
2010	3,917,293

Total	$9,850,943

10. Inventory
Inventory on hand at September 30, 2008 and December 31, 2007 was comprised of the following:

	September 30, 2008	December 31, 2007
Work-in-process component parts	$1,173,390	$1,361,227
Finished goods	721,564	541,777

Total	$1,894,954	$1,903,004

11. Property and Equipment
Property and equipment was comprised of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Total property and equipment — at cost	$14,201,015	$11,729,127
Less accumulated depreciation	(6,276,985)	(4,695,530)

Net property and equipment	$7,924,030	$7,033,597

Nanosphere, Inc.
(A Development Stage Company)
Notes to Financial Statements — (Continued)
(Unaudited)
12. New Accounting Standards
Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), the Company will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009, the first day of the Company’s annual reporting period beginning after December 15, 2008. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The provisions of SFAS No. 141(R) are to be applied prospectively. The Company does not expect that the adoption of SFAS 141(R) will materially impact the Company’s financial position, results of operations or cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is effective for reporting periods beginning after November 15, 2008. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect that the adoption of SFAS 161 will materially impact the Company’s financial statement disclosures.
In April 2008, the FASB issued Final FASB Staff Position (“FSP”), FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will ascertain its impact, if any, during the three-month period ending March 31, 2009.

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
Business Overview
Nanosphere develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic tests, achieves ultra-sensitive protein detection at limits beyond those possible using current diagnostic technologies, provides the ability to run multiple tests simultaneously on the same sample and enables the development of a broad menu of test assays to be performed on a single platform. We are currently developing diagnostic tests for markers which reveal the existence of a variety of medical conditions including respiratory, neurodegenerative, cardiovascular and infectious diseases, as well as for pharmaco-genomics, or tests in support of personalized medicine. There is a growing demand among laboratories to implement molecular diagnostic capabilities, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. We believe that the Verigene System’s ease of use, rapid turnaround times, relatively low cost and ability to support a broad test menu simplifies work flow and reduces costs for laboratories already performing molecular diagnostic testing and allows a broader range of laboratories, including those operated by local hospitals, to perform molecular diagnostic testing. Our ability to detect proteins, which is at least 100 times more sensitive than current technologies, may enable earlier detection of and intervention in diseases associated with known biomarkers and the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focusing our efforts on the clinical diagnostics market and may seek opportunities either directly or through outlicensing arrangements to commercialize our technology in other markets.
We received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the Verigene System and our warfarin metabolism assay on September 17, 2007 and for our hyper-coagulation assay on October 12, 2007.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering.
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss attributable to common stock was $27.6 million for the nine month period ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit during the development stage of $195.9 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.

Financial Operations Overview
Change in Method of Accounting for Patent Costs
In the third quarter of fiscal 2008 and effective July 1, 2008, the Company elected to change its method of accounting for external patent-related costs. Prior to the change, the Company expensed as incurred all internal patent-related costs and capitalized external patent-related costs. Capitalized patent-related costs incurred in connection with approved patents were previously recorded as intangible assets at cost less accumulated amortization and were amortized over the patents’ estimated useful lives beginning upon the patent grant date. Costs capitalized were written off upon patent abandonment or expiration. Under the new method of accounting, all patent-related costs are expensed as incurred. All patent-related costs, including amortization expense for capitalized patent-related costs were, and will continue to be, classified as research and development expenses in the Company’s statements of operations.
The Company believes that this change is preferable because it will result in consistent treatment for related costs regardless of source, that is, under the new method both internal and external costs associated with patents are expensed as incurred. In addition, the Company believes that this change will provide greater comparability of the Company’s financial results with other companies in its industry as the Company believes that expensing all patent-related costs as incurred is the predominant practice in the industry.
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the change in accounting principle has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, the deficit accumulated during the development stage increased from $105.9 million to $109.0 million as of January 1, 2007. The accompanying management’s discussion and analysis of financial condition and results of operations reflects the change in accounting method described above. See Note 1 to the financial statements for further background on the impact of the change in accounting method on the results discussed below.
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
Research and Development Expenses
Research and development expenses primarily include all expenses related to the development of the Verigene System and assays, and the expenses associated with fulfilling our obligations to the United States government and under other contracts and grants. Such expenses include salaries and benefits for research and development personnel, contract services, materials, patents and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to remain approximately flat as we continue to develop future generations of the Verigene System, and additional genomic and protein tests.
Sales, General and Administrative Expenses
Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses to continue to increase in the future as a result of anticipated growth in our sales and customer support functions to support growth in our product sales. We expect general and administrative expenses to remain approximately flat for the foreseeable future.

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
Three Month Period Ended September 30, 2008 Compared to the Three Month Period Ended September 30, 2007
Revenues
Revenues were $0.3 million for the three months ended September 30, 2008, as compared to $0.2 million for the three months ended September 30, 2007. Product revenues increased to $0.2 million for the three months ended September 30, 2008 from $6,000 for the same period in 2007 due to sales and rentals of the Verigene System following clearance from the FDA during 2007. Revenues from contracts and government grants were $0.1 million for the three months ended September 30, 2008 and $0.2 million for the three months ended September 30, 2007.
Cost of Product Sales
For the three months ended September 30, 2008, cost of product sales was $0.2 million, as compared to $3,000 for the three months ended September 30, 2007. Cost of product sales increased during the three months ended September 30, 2008 due to the increase in Verigene System sales.
Research and Development Expenses
Research and development expenses decreased to $5.7 million for the three months ended September 30, 2008, from $5.8 million for the three months ended September 30, 2007. This decrease in expense was primarily a result of a decrease in cartridge development expenses.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased to $3.4 million for the three months ended September 30, 2008, from $4.4 million for the three months ended September 30, 2007. The $1.0 million decrease was due primarily to a non-recurring compensation expense of $1.7 million during the three months ended September 30, 2007. The decrease in sales, general and administrative expenses was partially offset by a $0.3 million increase in sales personnel expenses and other marketing expenses to support the sales of the Verigene System and $0.3 million of public company related expenses including consulting, legal and audit fees.
Interest Expense
Interest expense was $0.5 million for the three months ended September 30, 2008, as compared to $0.6 million for the three months ended September 30, 2007. In February 2007, the Company borrowed $12.5 million under two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The reduction in interest expense is driven by reduced principal outstanding.
Interest Income
Interest income was $0.5 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. The increase in interest income in the three months ended September 30, 2008 resulted from the increase in cash from the initial public offering, which was partially offset by lower interest rates.

Nine Month Period Ended September 30, 2008 Compared to the Nine Month Period Ended September 30, 2007
Revenues
Revenues were $1.1 million for the nine months ended September 30, 2008, as compared to $1.0 million for the nine months ended September 30, 2007. Product revenues increased by $0.6 million for the nine months ended September 30, 2008 from the same period in 2007 due to Verigene System sales and rentals. Revenues from contracts and government grants were $0.3 million for the nine months ended September 30, 2008 and $0.9 million for the nine months ended September 30, 2007. We expect future revenue growth to be driven by product sales instead of government grants and contracts.
Cost of Product Sales
For the nine months ended September 30, 2008, cost of product sales was $0.8 million, as compared to $21,000 for the nine months ended September 30, 2007. Cost of product sales increased during the nine months ended September 30, 2008 due to the increase in Verigene System sales.
Research and Development Expenses
Research and development expenses increased to $17.6 million for the nine months ended September 30, 2008, from $16.3 million for the nine months ended September 30, 2007. The $1.3 million increase in research and development expenses for the nine months ended September 30, 2008 versus September 30, 2007 consists primarily of $1.8 million in staffing and contract services, offset by a $0.4 million decrease in patent prosecution expenses and a $0.1 million decrease in other research and development expenses.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased to $10.6 million for the nine months ended September 30, 2008, from $9.7 million for the nine months ended September 30, 2007. The $0.9 million increase was driven by a $0.8 million increase in sales personnel expenses and a $0.1 million increase in other marketing expenses to support the sales of the Verigene System.
Interest Expense
Interest expense was $1.6 million for the nine months ended September 30, 2008, as compared to $1.4 million for the nine months ended September 30, 2007. In February 2007, the Company borrowed $12.5 million under two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The increase in interest expense for the nine months ended September 30, 2008 resulted from a full nine-month period of outstanding debt in 2008 as compared to a partial period of borrowings during the nine-month period in 2007.
Interest Income
Interest income was $2.0 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest income in the nine months ended September 30, 2008 resulted from the increase in cash from the initial public offering, which was partially offset by a reduction in interest rates.
Liquidity and Capital Resources
From our inception in December 1999 through September 30, 2008, we have received net proceeds of $102.2 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $9.2 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and general and administrative expenses. Since our inception, we have had minimal revenues which have been derived from the sale of the Verigene System, including cartridges and related products, to clinical and research laboratories and pursuant to government contracts. Since inception, we have incurred significant losses and, as of September 30, 2008, we had an accumulated deficit of approximately $195.9 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.

Our historical product sales have been minimal because our products, including the Verigene System, did not receive FDA clearance until September 17, 2007. On September 17, 2007, we received 510(k) clearance from the FDA for the Verigene System and our warfarin metabolism assay, and on October 12, 2007 we received FDA clearance for our hyper-coagulation assay. Our expenses are likely to exceed our product sales for the next few years as we begin to market our FDA-cleared products and continue to expand our FDA-cleared tests. During this period we expect to spend approximately $40 million to finance ongoing research and development in connection with the development of additional tests and the next generation Verigene System and continued investments in and development of our product manufacturing infrastructure, including purchasing manufacturing equipment, tooling and facilities leasehold improvements, as well as increased manufacturing personnel. We also expect to spend approximately $40 million to fund additional sales, marketing and service personnel and marketing initiatives in connection with future test and system product launches. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of our FDA-cleared tests. We anticipate that our current cash and cash equivalents, together with cash generated from operating and investment activities, will be sufficient to meet our currently estimated needs for at least the next two years.
As of September 30, 2008, we had $83.7 million in cash and cash equivalents, compared to $114.3 million at December 31, 2007. The decrease of cash and cash equivalents was principally due to the use of $24.1 million in operating activities for the nine months ended September 30, 2008, compared to $22.5 million for the nine months ended September 30, 2007. Cash paid for sales, general and administrative expenses and research and development expenses increased by $0.9 million and $0.7 million, respectively, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2008, compared to $2.3 million for the nine months ended September 30, 2007. Spending on property and equipment increased $1.0 million primarily due to investments in Verigene Systems leased to customers.
Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2008, compared to cash provided by financing activities of $13.7 million for the nine months ended September 30, 2007. There were $2.5 million of payments on our long-term debt obligations during the nine month period ended September 30, 2008. As previously discussed, in February 2007, we borrowed $12.5 million under two loan and security agreements which increased cash provided from financing activities for the nine month period ended September 30, 2007. In addition, approximately $0.8 million of transaction expenses related to our IPO were unpaid as of December 31, 2007. Such expenses were paid during the nine month period ended September 30, 2008.
While we anticipate that our capital resources will be sufficient to meet our estimated needs for at least the next two years, we may need additional financing to execute our current or future business strategies. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. The amount of additional capital we may need to raise depends on many factors, including:
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
We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in diagnostics or emerging medical technology companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Contractual Obligations and Commitments
Other than disclosed elsewhere in this Quarterly Report on Form 10-Q, our commitments have not changed significantly from disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on March 21, 2008.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Recent Accounting Pronouncements
See Note 12 to the Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2008 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the nine month period ended September 30, 2008 by $726,022.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
(b) Changes in Internal Control over Financial Reporting
There have been no material changes to the Company’s internal control over financial reporting during the quarterly period ended September 30, 2008.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2008, there were no sales of unregistered securities.
Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
18	Preferability Letter from Deloitte & Touche LLP *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: November 10, 2008

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: November 10, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
18	Preferability Letter from Deloitte & Touche LLP *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *