Form 10-K
period 2008-12-31
NANOSPHERE INC
filed 2009-02-26
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Registrant’s telephone number, including area code: (847) 400-9000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $67,673,570 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $7.86 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 23, 2009, there were 22,228,696 outstanding shares of common stock. The common stock is listed on the NASDAQ Global Market (trading symbol “NSPH”).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held June 16, 2009, which will be filed pursuant to Regulation 14A, are incorporated by reference in Part III of this report. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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
PART I.
Item 1. Business
References herein to “we,” “us,” “our” or “the Company” refer to Nanosphere, Inc. unless the context specifically requires otherwise.
Overview
Nanosphere develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, enables earlier detection of disease through ultra-sensitive protein detection, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests to be performed on a single platform. We are currently developing diagnostic tests for markers which reveal the existence of a variety of medical conditions including cancer, cardiovascular, respiratory, autoimmune, neurodegenerative and infectious diseases, as well as for pharmacogenomics. Pharmacogenomics is an emerging subset of human genetic testing which correlates gene expression or mutation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine, where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand among laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The Verigene System’s ease of use, rapid turnaround times, relatively low cost and ability to support a broad test menu simplify work flow and reduce costs for laboratories already performing molecular diagnostic testing and allow a broader range of laboratories, including those operated by local hospitals, to perform these tests. Our ability to detect proteins, which is at least 100 times more sensitive than current technologies, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market and may seek opportunities either directly or through partnerships to commercialize our technologies in other markets.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. At that time, we also received clearance for two diagnostic tests: our warfarin metabolism assay, which is a pharmacogenomic test to determine how an individual metabolizes the drug warfarin, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe, and our hyper-coagulation test, one of the highest volume human genetic tests currently performed, to determine an individual’s risk for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis. We have established a direct sales organization within the United States and are focusing our initial commercial efforts on the hospital-based laboratory market.
In the fourth quarter of 2008, we filed 510(k) FDA submissions for two additional tests including cystic fibrosis and a panel of respiratory viruses. Our cystic fibrosis test, which is currently pending FDA clearance, enables molecular laboratories to perform prenatal screening and diagnostic confirmations using a cost effective and easy to use system. Our cystic fibrosis test identifies the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
Our respiratory virus panel, which is currently pending FDA clearance, detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of 1 and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
In the first quarter of 2009, we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease. Over time hemochromatosis causes iron build up and can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. There are currently no FDA cleared tests on the market to detect these mutations of the HFE gene.
The first ultra-sensitive protein test we plan to commercialize is to detect the presence of cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identify patients at risk for acute coronary syndrome. We have begun our FDA clinical trials and anticipate submitting the 510(k) application during the first half of 2009. We have also begun to enroll patients in an international prospective study named FAST-TRAC, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease.
In addition, we currently have research and development efforts underway for additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, a human papillomavirus (“HPV”) assay for cervical cancer screening, an ultra-sensitive prostate-specific antigen (“PSA”) for diagnosis of recurrent prostate cancer and both rheumatoid factor (“RF”) and anti-cyclic citrullinated peptide (“Anti-CCP”) tests for the detection of rheumatoid arthritis. We are also investigating new biomarkers for which our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases.
Our technology is broadly applicable beyond the clinical diagnostic market in both research and industrial applications. The Verigene System is also used in research laboratories supporting collaborations and independent research in areas including ovarian cancer, mad cow disease and HIV. We are currently working with the FDA on a joint research program to develop an H5N1 avian flu assay. We have developed and delivered a biosecurity platform for the detection of various bioterrorism agents to the Technical Support Working Group, an agency affiliated with the U.S. Department of Defense.
Currently, our patent portfolio is comprised, on a worldwide basis, of 96 issued patents and over 163 pending patent applications which we own directly or for which we are the exclusive licensee. We exclusively licensed our initial core technology from the International Institute for Nanotechnology at Northwestern University (“Northwestern”) in May 2000. This formed the basis for a sustained relationship with Northwestern whereby we have rights to future developments in the field of biodiagnostics. This relationship provides us with access to ongoing research and innovation which we utilize in our research and development of new applications and products.

Our Products
The Verigene System is a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing. While many systems currently available on the market provide a diagnostic result for one test or a few tests within a specific market niche, the Verigene System provides for multiple tests to be performed on a single platform including both genomic and protein assays.
The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. The microfluidics processor interacts with and manipulates various functional components of the test cartridge, accomplishing a number of necessary steps including target binding to the nucleic acid or protein array, nanoparticle probe hybridization, intermediate washes and signal amplification. The reader houses the optical detection module that illuminates the test slide and automated spot recognition software that analyzes the resulting signal intensities and provides the test results. The reader also serves as the control station for the Verigene System and features a simple and intuitive touchscreen interface that allows users to track samples and test cartridges, initiate and monitor test processing, analyze results and generate reports. The reader is web-enabled to allow remote access to results and reports.
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
We have recently completed clinical trials and filed an application with the FDA for clearance of a new Verigene processor, the Verigene SP, which handles the same processing steps as the original Verigene system as well as sample preparation, which includes DNA extraction. This additional capability further automates and simplifies the testing process by extending the system work flow from sample to result. The Verigene System is also modular so that customers can attach a number of processors to each reader depending upon their laboratory test volume. In addition to the Verigene and Verigene SP, we plan to launch a Verigene POC processor which removes some of the features that are unnecessary for protein tests. While we plan to market three different processors to various market segments, all test cartridges are compatible with the original Verigene processor.
Our Applications
We are commercializing or have in development several genomic and protein assays including the following:

Assay	Status	Condition Detected

Genomic Tests

Hyper-coagulation	FDA clearance received October 2007	Genetic mutation that could indicate increased risk of blood clots, stroke and pulmonary embolism

Warfarin Metabolism	FDA clearance received September 2007	Genetic mutation important in proper initial dosing of leading anticoagulant

Cystic Fibrosis	510(k) filed with FDA in November 2008	Cystic fibrosis gene mutation; prenatal carrier screening & diagnosis confirmation

Respiratory Virus Panel	510(k) filed with FDA in October 2008	Respiratory illness

HFE — hemochromatosis	de novo 510(k) filed with the FDA in February 2009	Hemochromatosis, iron overload disease

Blood Infection Panel	In development	Blood infection

Human Papillomavirus	Feasibility demonstrated	Strongly associated with cervical cancer

Protein Tests

Cardiac Troponin I	In FDA clinical trials	Cardiovascular disease; risk stratification; diagnosis of heart attack

RF & Ant-CCP	In development	Rheumatoid Arthritis

Prostate Specific Antigen	In development	Post-surgical recurrence of prostate cancer

We are also continuing to research the expansion of our test menu in areas including, cancer, autoimmune, neurodegenerative, cardiovascular and infectious diseases and pharmacogenomics.
Genomic Assays
Hyper-coagulation. Currently available technologies for this test are limited by contamination issues associated with the polymerase chain reaction, or PCR, genomic test as well as its cost resulting from a complex and costly work flow and large number of process steps. Our hyper-coagulation panel consists of a multiplex of three genetic markers. This test enables the direct detection of mutations associated with a pre-disposition to blood clots on a much simpler platform than current alternatives. Our hyper-coagulation assay received 510(k) clearance from the FDA in October 2007.
Warfarin Metabolism. Our warfarin metabolism assay received 510(k) clearance from the FDA in September 2007. Our assay is the first FDA-cleared genetic diagnostic test to assess warfarin metabolism. Our warfarin metabolism panel detects three genetic markers that play a critical role in metabolizing warfarin and determining an individual’s sensitivity to the drug. Through detection of these genetic markers, doctors are able to determine the appropriate initial warfarin dosage level in a safer and more efficient manner than current methods. Most of the other assays available today require PCR prior to running the assay, which contributes significantly to the cost and complexity of testing.
Cystic Fibrosis. We filed our 510(k) submission for our cystic fibrosis assay with the FDAI in November 2008. This assay provides a multiplex panel for the detection of mutations in the CFTR gene that contribute to a higher risk of cystic fibrosis. Currently available technologies for this test typically require up-front PCR and post-PCR multiplexing technologies, which involve complex and costly work flow which require more testing duration and hands on lab technician time as well as additional process steps. Our direct detection method enables detection of each of the 23 CFTR gene mutations related to cystic fibrosis recognized by the American College of Obstetricians and Gynecologists.
Respiratory Virus Panel. We filed our 510(k) submission for our respiratory virus assay with the FDA in October 2008. This assay provides a multiplex panel for the detection of influenza A and B as well as RSV A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of 1 and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy.
HFE. A de novo 510(k) for our HFE assay was submitted to the FDA in February 2009. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease. Over time, hemochromatosis causes iron build up and eventually can cause diseases in the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. There are currently no FDA cleared tests on the market.
Blood Infection Screen. This assay is currently in the early stages of development. We anticipate that it will provide a multiplexed molecular diagnostic approach to screening for blood born infections and reducing the time it takes to determine infectious species through traditional blood cultures.
Human Papillomavirus, or HPV. We anticipate this assay will provide a multiplex panel for the detection of 14 specific viral strains that are sexually transmitted and are the cause of 95% of cervical cancer cases worldwide. We have proven feasibility for a strain-specific diagnostic test that will detect all of the high risk viral types in a cartridge based assay, allowing for better clinical diagnosis in a decentralized setting. Further development of our HPV assay is pending completion of other assays under development and a commercialization plan for this assay.

Protein Assays
Our initial assay development efforts are focused on the earlier detection of disease through application of our ultra-sensitive protein detection technology to existing biomarkers. The following assays are in development:
Cardiac Troponin I. The first ultra-sensitive protein test we have developed is to detect the presence of cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of myocardial infarction or heart attack and identify people at risk for acute coronary syndrome. We have begun our FDA clinical trials and anticipate submitting the 510(k) application during the first half of 2009. We have also begun to enroll patients in a multi-site, international prospective study named FAST-TRAC, which is designed to further support the clinical utility of our ultra-sensitive cTnI assay and may demonstrate additional medical utility for the troponin biomarker in assessing risk factors in patients with diseases such as diabetes, hypertension, kidney disease and congestive heart failure.
This assay is for the detection of cTnI in patients suspected of having cardiovascular disease. Although there are various diagnostic tests used to detect acute myocardial infarction, both the American College of Cardiology and the American Heart Association issued guidelines asserting that testing for cardiac troponin is the new, definitive laboratory standard for the diagnosis of myocardial infarction. Troponin assays are not only more sensitive but also more specific than tests for other existing biomarkers.
Troponin I is a protein that is found in cardiac muscle and is released when the heart is injured, for instance during a myocardial infarction. Cardiac troponin blood diagnostic tests are used to diagnose a heart attack and evaluate mild to severe heart injury in patients experiencing heart/chest discomfort. However, limitations of current detection levels often result in the failure to accurately diagnose all cases of cardiovascular disease. Each year, millions of patients enter emergency rooms with chest pain, many of whom are discharged from hospital emergency departments after current technologies fail to diagnose acute myocardial infarctions. Tens of thousands of these patients are subsequently readmitted to the hospital or die from cardiac arrest within a few weeks or months after the initial visit.
Initial clinical studies have demonstrated our ability to reliably identify a rise in cardiac troponin well below the limits of detection of assays currently on the market, at levels where the assay can diagnose acute myocardial infarctions earlier and detect precursor cardiac events including unstable angina, cardiac necrosis and ischemia. Furthermore, this level of sensitivity could also lead to more accurate risk stratification of people with early stages of cardiovascular disease such as angina. We believe that a new definition of “normal” will be defined at a lower troponin concentration level that currently marketed tests cannot detect. Our FAST-TRAC trial is designed to test new diagnostic attributes of the assay, including its predictive value.
Prostate Specific Antigen — Recurrent Prostate Cancer. This assay is designed to detect a recurrence of prostate cancer following prostate removal, a standard treatment for prostate cancer. Prostate specific antigen, or PSA, is a protein produced by the cells of the prostate gland and may be found in an increased amount in those with prostate cancer. Despite regular PSA testing post-surgery, most cases of recurrence are not detected for several years because the rising PSA levels in these patients does not reach the limit of detection using current technologies. We expect our ultra-sensitive PSA detection assay will diagnose recurrence within a few months, rather than years, after surgery. Our research data also suggests that patients without recurrence do not have rising PSA levels within the first six months post prostatectomy. Therefore, we believe our assay will enable more immediate treatment for patients with recurrence and avoidance of unnecessary treatments and life altering side effects for patients without recurrence.
RF & Anti-CCP — Rheumatoid Arthritis. We are developing a test for the earlier diagnosis of rheumatoid arthritis, which utilizes our ultra-sensitive detection of RF and anti-CCP. These markers are both used to diagnose rheumatoid arthritis, however, current technologies are not sensitive enough to detect the presence of these proteins at the earliest stages of disease. Our assay is expected to identify the presence of these proteins sooner, which enables early intervention. Currently there are highly effective drug therapies, which halt the progression of rheumatoid arthritis. We expect our assay will improve patient outcomes by helping physicians diagnose and treat this disease in patients sooner.
Biomarker Validation. We are also applying our ultra-sensitive protein detection methods to the development of established protein biomarkers and the validation of novel protein targets that may lead to earlier detection of medical conditions including in the areas of autoimmune diseases, allergies, cancers and neurodegenerative disorders.

Our Technology
We believe our technology will drive the use of ultra-sensitive and multiplexed protein and genomic diagnostics in routine clinical laboratories, much like enzyme-linked immunosorbent assay, or ELISA, accelerated the use of protein testing in the 1970s and 1980s and PCR catalyzed the emergence of nucleic acid diagnostics in the 1990s.
Our Gold Nanoparticle Molecular Probes
At the core of our technology are gold nanoparticles which offer a unique set of physical properties that can be exploited in the detection of biological molecules. In 1998, Dr. Mirkin and Dr. Letsinger at Northwestern developed a novel process to prepare stable probes by covalently attaching oligonucleotides to gold nanoparticles. This method, protected by patents, is exclusively assigned to or owned by us. We have refined the synthesis methods to enable highly reproducible production of nanoparticle probes with diameters in the 13-50 nanometer range required for highly sensitive biomedical analysis. Subsequently, we have also developed methods for attaching antibodies to gold nanoparticles, thereby producing highly stable probes for ultra-sensitive detection of proteins.
The properties of nanoparticle probes can be tailored by controlling the size of the particles, the density of recognition-oligomers or antibodies on the nanoparticles, the use of diluent oligonucleotides, the use of spacer oligonucleotides and the salt concentration. Combined, the optimization of these properties enables us to deliver superior analytical performance characteristics versus other methods, for example:
•	High Signal-to-Noise Ratio. Our nanoparticle probes deliver significantly stronger signals than the fluorescent probes, or fluorophores, used in diagnostic platforms today. Nanoparticles are typically 10-100 nm in diameter and therefore significantly larger than conventional fluorophores. This size difference enables nanoparticles to produce up to 10,000 times more signal via light scattering than a fluorophore. A single nanoparticle can be detected with simple optical instrumentation with very high sensitivity, thus eliminating the need to employ our amplification techniques.
•	Orders of Magnitude Greater Sensitivity and Lower Detection Limits. The sensitivity and limits of detection of our technology are further enhanced by a silver-staining step, which effectively amplifies the signal from each nanoparticle bound to a target molecule. In this process, silver is coated onto the gold nanoparticle surface, producing larger particles with enhanced optical properties. Whereas the leading technologies today can detect molecules at the picomolar range (10-12), our technology is capable of up to a million times higher sensitivity at the attomolar (10-18) range, enabling the unprecedented analysis of rarely expressed genes or low abundance proteins for early disease detection and diagnosis.
•	Unparalleled Specificity. A key property of the oligonucleotide-linked gold nanoparticle is an extremely sharp melting curve. Our nanoparticles exhibit dissociation transitions of less than one degree in Celsius temperature, whereas PCR transitions are typically 20-30 degrees in range or more. These qualities eliminate errors caused by mismatched nucleotide pairs, thereby allowing genomic targets differing by a single nucleotide (base pair) to be distinguished with unprecedented selectivity.
•	High Count Multiplexing. Our core technology enables high count multiplexing, or simultaneous multiple target identification in a single sample, using a simple low-density microarray. A sample and probe mixture is introduced simultaneously into a single self-contained reaction chamber pre-printed with multiple reaction spots, each containing capture strand oligonucleotides or proteins that are complementary to a specific target molecule of interest. By utilizing the sharp melt transition of the nanoparticle probes, multiple targets can be discretely identified in a single sample. This methodology eliminates the need for complex and costly means of physically isolating individual target molecules.
•	Detection of Genomic and Protein Molecules Simultaneously. We are able to synthesize our gold nanoparticle probes for the simultaneous multiplexed detection of both protein and genomic targets in the same assay.
•	Superior Reaction Kinetics. The sharp melt transition curves in our gold nanoparticles increase binding affinity thereby leading to improved assay kinetics and efficiency.
•	Long-Term Stability. The high density of oligonucleotides per nanoparticle, serves both as a protective and recognition layer on the nanoparticle surface and ensures the long-term stability of our nanoparticles. We have patented approaches using localized salt and buffer concentrations that deliver long-shelf life for our technology and reagent set.

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
Two probe types can be used in a single assay. Oligonucleotide probes are used for genomic assays and antibodies for protein assays. One probe, complementary to a specific site on the target molecule, is attached to a surface such as a glass slide and the other probe, complementary to a different site on the target molecule, is attached to the surface of gold nanoparticles. In the presence of the target molecule of interest, the probes and target form a three dimensional, cross-linked aggregate. After silver coating the gold nanoparticles, light scatter is measured on the surface of the microarray slide. The silver-enhanced gold nanoparticle probes located on the slide surface scatter light in proportion to the concentration of the target in the sample, which is detected through optical imaging and translated into clinical results via our proprietary software algorithms.
Research and Development
Our research and development efforts are focused on:
•	Expanding and Enhancing the Capabilities of Our Instrument Platform. Design elements and components of our current instrument platform, the Verigene System, will serve as the foundation for future generation development. We have completed development and clinical trials for the Verigene SP, which incorporates sample preparation into our system. By adding this step, labs can now process a raw sample material, in most cases whole blood, in a single step. This feature is critical for analyzing infectious diseases and will further simplify the processing of clinical samples from swab, cerebrospinal fluid and serum. We are also developing a scaled down version of the Verigene processor used specifically for protein analysis. This system, the Verigene POC, lacks the features required for DNA extraction, which provides cost reduction benefits for systems dedicated to running protein tests.
Our development plans also include a fully automated instrument with increased throughput and sample preparation for both infectious disease and human genetic tests. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.
•	Developing Additional Genomic and Protein Assays. We are in various phases of developing and commercializing new assays for detecting protein biomarkers, infectious diseases and human genetic markers. Currently, we are researching additional human genetic, infectious disease and ultra-sensitive protein assays.
•	Validating and Commercializing New Biomarkers. We have a dedicated team of protein scientists and assay developers who conduct assay development to support feasibility testing and new protein biomarker validation. This team is collaborating with clinical researchers in academic and private settings to apply our ultra-sensitive protein detection technology to the researchers’ efforts to create diagnostic methods with greater clinical sensitivity and specificity. We are also applying our ultra-sensitivity methods to the development of established protein biomarkers that may lead to earlier detection of medical conditions including cancer, neurodegenerative disorders including Alzheimer’s disease, sepsis and mad cow disease, for blood screening and veterinary applications.
•	Enhancing Performance of Established Product Systems and Developing New Applications. We have entered into a license agreement with Northwestern which provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Nanosphere also has the right of first negotiation for an exclusive license on inventions after such date. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.
Employees
As of December 31, 2008, we had 116 full-time employees. Of these employees, 54 were in research and development, 29 were in manufacturing (in support of both the sales and research and development functions), 19 were in sales and marketing and 14 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

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
We have received government contracts for the development of automated biological agent detection systems using nanoparticle probes that are capable of rapidly detecting biological warfare agents and biological toxins. These products have potential applications for both government contractors and civilian first responders. Since inception, we have recorded revenue of approximately $9 million under these grants and contracts.
Manufacturing
We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 12,000 square feet of the 40,945 square feet which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes and assay reagents and test cartridges and Verigene System instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practice — Quality System Regulation which is required by the FDA for the manufacture of in vitro diagnostic products.
We have implemented a quality system which complies with FDA regulations governing in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control. To ensure that products are manufactured consistently to meet quality requirements, we have built and validated a quality system that we believe complies with FDA guidelines and regulations, including the FDA’s Quality System Regulation. We have registered with the FDA as an owner and operator of an establishment that manufactures a device intended for human use, which includes in vitro diagnostics products. Class 10,000 clean room facilities are available for the assembly of sub-assembled disposable plastic components in a semi-automated fashion.
We have controlled methods for the consistent manufacturing of our proprietary nanoparticles and production oligonucleotides at very high purity (greater than 95%). We also manufacture at our Northbrook facility a proprietary linker to ensure stable bonding of the oligonucleotide to the gold nanoparticle.
All quality control tests are validated to ensure product quality measurements are accurate. Manufacturing of the Verigene System including test cartridges, is tightly controlled with the use of manufacturing batch records. These records control which product is produced and ensure that each batch of product is manufactured consistently and according to the intended design.
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
Sales and Marketing
As a part of our business strategy, we have a direct sales and marketing organization to support the sales of the Verigene System and the initial menu of tests in the United States. This organization comprises geographically dispersed sales representatives and clinical support specialists as well as a centralized staff of market and product managers. We believe that the primary market for our diagnostic applications will be hospital-based laboratories and academic research institutions in the United States. At the customer’s option we expect to sell the Verigene System or enter into a leasing arrangement. Our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of cartridges over the term of the agreement. As part of the reagent rental agreements, we charge a rental fee for use of the equipment as cartridges are purchased.
Our sales and marketing organization provides customer service related to order fulfillment, technical service and product support, and distribution logistics.

We believe that the primary international customers for our diagnostic applications will be hospital-based laboratories and academic research institutions. We have obtained CE Mark approval for sale of the Verigene System in European Union countries and will do so for each assay we plan to market in Europe. Outside the United States, we anticipate initiating sales through marketing partners and distributors. A distribution strategy is being developed for each relevant international market. We expect to supplement marketing partnerships with specialists who will train our partners’ sales forces and provide technical support.
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
510(k) Clearance
The FDA will grant 510(k) clearance if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought PMA. The FDA has recently been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions and clearances.

Premarket Approval
A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a pre-amendment Class III device for which the FDA has sought PMA. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the method, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.
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
If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a premarket approval letter, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a non-approvable letter. The FDA may determine that additional clinical investigations are necessary, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA.
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

Obtaining FDA Clearance for Our Products
In March 2007, we submitted 510(k) premarket notifications with respect to the Verigene System instrumentation platform and two independent application cartridges: (1) the hyper-coagulation test panel, which detects three genetic single nucleotide polymorphisms, or SNPs, that correlate to a person’s propensity to form blood clots, and (2) the warfarin metabolism test panel, which detects three other SNPs that define a person’s ability to metabolize warfarin. On September 17, 2007, we received 510(k) clearance from the FDA for the Verigene System and our warfarin test panel and on October 12, 2007, we received 510(k) clearance from the FDA for our hyper-coagulation test panel. The Verigene System and the initial assays are considered Class II medical devices since there are predicate devices already in the market. Most of our tests have special control guidances for 510(k) clearance. Some of our future tests may be Class III devices. We also plan to conduct method comparison studies or clinical trials of our products currently under development, which we intend to distribute in the United States. Our future developments may not be exempt from IDE requirements and may require us to obtain approval from the FDA through the PMA process rather than 510(k) clearance. In addition, any failure to maintain compliance with the IDE exemption requirements could result in, among other things, the loss of the IDE exemption or the imposition of other restrictions on the distribution of our products. In the fourth quarter 2008, we submitted 510(k) applications for our cystic fibrosis and respiratory panel assays. We also submitted a de novo 510(k) application for our HFE assay in February 2009.
Regulation After FDA Approval or Clearance
Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed current Good Manufacturing Practices requirements, which include testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant 510(k) clearance PMA for devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented our manufacturing facilities under the current Good Manufacturing Practices requirements. Our manufacturing facility has been inspected by the FDA and will continue to be periodically audited by the FDA.
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
Foreign Government Regulation
We anticipate that our products will be introduced in foreign markets in the future. We have obtained CE Mark approval for sale of the Verigene System in European Union countries and will do so for any assay we plan to launch in Europe. The regulatory review process varies from country to country, and many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties and tax requirements.

Item 1A. Risk Factors
We have a history of losses and we may never achieve or maintain profitability.
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stock of $37.0 million, $59.3 million and $46.4 million in the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $205.3 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.
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
Our products are subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. The 510(k) clearance and premarket approval processes as well as the foreign approvals required to initiate sales outside the United States can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain premarket approval; however, it may take longer, and 510(k) clearance or premarket approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. We have limited experience in filing FDA applications for 510(k) clearance and premarket approval. There are no assurances that we will obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.
We and our customers are subject to various governmental regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these regulations.
The products we develop, manufacture and market are subject to regulation by the FDA and numerous other federal, state and foreign governmental authorities. We generally are prohibited from marketing our products in the United States unless we obtain either 510(k) clearance or premarket approval from the FDA.
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
We expect capital outlays and operating expenditures to increase over the next few years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. We anticipate that our current cash and cash equivalents, which include the net proceeds of our initial public offering, will be sufficient to meet our currently estimated needs approximately through 2010. However, we operate in a market that makes our prospects difficult to evaluate, and we may need additional financing to execute on our current or future business strategies. The amount of additional capital we may need to raise depends on many factors, including:
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
The adverse capital and credit market conditions could affect our liquidity.
Adverse capital and credit market conditions could affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. For example, recently credit spreads have widened considerably. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

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
We depend on an exclusive license to certain patents and patent applications owned by Northwestern that are related to nanotechnology and biobarcode technology in the biodiagnostics field. Although this license is irrevocable, we have an obligation to use commercially reasonable efforts to commercialize the subject inventions of the licensed patents, and if we fail to meet this obligation, we could potentially lose exclusivity in the licensed patents. If, in such an event, Northwestern were to provide a license to these patents to one or more of our competitors thereafter, our ability to compete in the market may be diminished.
We also depend on non-exclusive patent license agreements. If we fail to comply with our material obligations under these non-exclusive patent license agreements, such licenses may be terminated.
The exclusive and non-exclusive licenses expire at various times, corresponding to the subject patents’ expirations, which currently range from 2009 to 2025. We may also need to license other technology or patents to commercialize future products, but such licenses may not be available to us on commercially reasonable terms or at all.
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
We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised, on a worldwide basis, of 96 issued patents and more than 163 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
Unanticipated acceleration and deceleration of customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion or investments in anticipation of growth that does not materialize, or develops more slowly than we expect, could harm our financial results and result in overcapacity.
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
In addition, the stock market in general, the NASDAQ Global Market and the market for diagnostics companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

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

We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may adversely affect our operating results and failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could cause investors to lose confidence in our operating results and in the accuracy of our financial reports and could have a material adverse effect on our business and on the price of our common stock.
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2008 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. Further, our independent registered public accounting firm has not been engaged to perform an audit of our internal control over financial reporting and will not be required to perform such an audit until our 2009 fiscal year. Our independent registered public accounting firm’s 2008 audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act to our auditors, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ and investors may lose confidence in our operating results and our stock price could decline.
Furthermore, as a public company, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission and the NASDAQ may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
As of February 23, 2009, approximately 66% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., and their respective affiliates, own 32% of our common stock, and Bain Capital Venture Fund 2005, L.P., and Brookside Capital Partners Fund, L.P., and their respective affiliates, own 29% of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.
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
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matters to a vote of security holders during the fourth quarter of our most recent fiscal year.

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

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$14.61	$6.78
Second Quarter	10.32	6.62
Third Quarter	12.00	7.10
Fourth Quarter	8.50	3.03
Fiscal year ended December 31, 2007
Fourth Quarter (from November 1, 2007)	22.04	11.50
Stockholders
The last reported sale price of common stock on February 23, 2009 as reported on the NASDAQ Global Market was $3.61. As of February 23, 2009, there were 22,228,696 holders of record of common stock.
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

Investment Return Analysis
(as of the last day of the month)	Oct 07	Dec 07	Mar 08	Jun 08	Sep 08	Dec 08
Nanosphere	$100.00	$99.93	$61.86	$56.14	$60.93	$34.00
NASDAQ Composite	$100.00	$93.55	$80.39	$80.88	$73.79	$55.63
NASDAQ Biotechnology	$100.00	$94.07	$87.98	$89.39	$94.20	$82.19
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
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with, and is qualified by reference to, our financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of December 31,
	2008	2007	2006	2005	2004
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Statements of Operations Data:
Total revenue	$1,366,732	$1,167,364	$1,138,011	$1,914,517	$2,768,125
Research and development expense (1)	23,675,138	21,445,994	18,185,564	13,717,654	10,744,851
Sales, general and administrative expense	13,615,322	13,443,304	5,415,525	4,502,970	3,131,390
Net loss (1)	(37,041,996)	(53,199,184)	(24,269,918)	(16,408,082)	(11,280,289)
Net loss attributable to common stock (1)	(37,041,996)	(59,284,411)	(46,421,053)	(19,306,869)	(21,436,682)
Net loss per common share:
basic and diluted (1)	(1.67)	(14.18)	(53.63)	(31.57)	(35.06)
Weighted average number of common shares:
basic and diluted (2)	22,213,164	4,180,979	865,559	611,496	611,466

	As of December 31,
	2008	2007	2006	2005	2004
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Balance Sheet Data:
Cash and cash equivalents (2)	$75,356,960	$114,312,573	$29,112,429	$3,641,338	$6,314,008
Working capital (2)	69,027,249	107,684,875	27,332,463	(2,642,582)	4,542,299
Total assets (1)(2)	86,895,910	125,963,862	37,968,243	9,015,260	10,340,103
Long-term debt	3,352,137	7,462,237	58,802	—	—
Convertible preferred stock (2)	—	—	108,868,040	51,143,984	40,998,231
Stockholders’ equity (deficit) (1)(2)	74,541,108	109,199,722	(108,307,662)	(62,292,544)	(32,913,054)

(1)	In the third quarter of fiscal 2008 and effective July 1, 2008, the Company elected to change its method of accounting for external patent-related costs. Prior to the change, the Company expensed as incurred all internal patent-related costs and capitalized external patent-related costs. Capitalized patent-related costs incurred in connection with approved patents were previously recorded as intangible assets at cost less accumulated amortization and were amortized over the patents’ estimated useful lives beginning upon the patent grant date. Costs capitalized were written off upon patent abandonment or expiration. Under the new method of accounting, all patent-related costs are expensed as incurred. All patent-related costs, including amortization expense for capitalized patent-related costs were, and will continue to be, classified as research and development expenses in the Company’s statements of operations. As required by generally accepted accounting standards, prior period financial statements have been retrospectively adjusted to reflect those financial statements in accordance with the Company’s revised accounting policy and accordingly, the financial statements for years prior to 2008 have been labeled “As Adjusted.” See Note 1 to the financial statements for a discussion of the impact of this change in accounting policy.

(2)	In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering. All shares of convertible preferred stock were converted to common stock upon the closing of the initial public offering.

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
Business Overview
Nanosphere develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, enables earlier detection of disease through ultra-sensitive protein detection, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests to be performed on a single platform. We are currently developing diagnostic tests for markers which reveal the existence of a variety of medical conditions including cancer, cardiovascular, respiratory, autoimmune, neurodegenerative and infectious diseases, as well as for pharmacogenomics. Pharmacogenomics is an emerging subset of human genetic testing which correlates gene expression or mutation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine, where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand among laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The Verigene System’s ease of use, rapid turnaround times, relatively low cost and ability to support a broad test menu simplify work flow and reduce costs for laboratories already performing molecular diagnostic testing and allow a broader range of laboratories, including those operated by local hospitals, to perform these tests. Our ability to detect proteins, which is at least 100 times more sensitive than current technologies, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market and may seek opportunities either directly or through partnerships to commercialize our technologies in other markets.
We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. At that time, we also received clearance for two diagnostic tests: our warfarin metabolism assay, which is a pharmacogenomic test to determine how an individual metabolizes the drug warfarin, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe, and our hyper-coagulation test, one of the highest volume human genetic tests currently performed, to determine an individual’s risk for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis. We have established a direct sales organization within the United States and are focusing our initial commercial efforts on the hospital-based laboratory market.
In the fourth quarter of 2008, we filed 510(k) FDA submissions for two additional tests including cystic fibrosis and a panel of respiratory viruses. Our cystic fibrosis test, which is currently pending FDA clearance, enables molecular laboratories to perform prenatal screening and diagnostic confirmations using a cost effective and easy to use system. Our cystic fibrosis test identifies the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
Our respiratory virus panel, which is currently pending FDA clearance, detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of 1 and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
We are currently developing additional diagnostic tests for a variety of medical conditions including cancer, cardiovascular, respiratory, autoimmune, neurodegenerative and infectious diseases.
In the first quarter of 2009 we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease. Over time hemochromatosis causes iron build up and can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. There are currently no FDA cleared tests on the market to detect these mutations of the HFE gene.

The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identify patients at risk for acute coronary syndrome. We have begun our FDA clinical trials and anticipate submitting the 510(k) application during the first half of 2009. We have also begun to enroll patients in an international prospective study named FAST-TRAC, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease.
In addition, we currently have research and development efforts underway for additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, a human papillomavirus (“HPV”) assay for cervical cancer screening, an ultra-sensitive prostate-specific antigen (“PSA”) for diagnosis of recurrent prostate cancer and both rheumatoid factor (“RF”) and anti-cyclic citrullinated peptide (“Anti-CCP”) tests for the detection of rheumatoid arthritis. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases.
Our technology is broadly applicable beyond the clinical diagnostic market in both research and industrial applications. The Verigene System is also used in research laboratories supporting collaborations and independent research in areas including ovarian cancer, mad cow disease and HIV. We are currently working with the FDA on a joint research program to develop an H5N1 avian flu assay. We have developed and delivered a biosecurity platform for the detection of various bioterrorism agents to the Technical Support Working Group, an agency affiliated with the U.S. Department of Defense.
Currently, our patent portfolio is comprised, on a worldwide basis, of 96 issued patents and over 163 pending patent applications which we own directly or for which we are the exclusive licensee. We exclusively licensed our initial core technology from the International Institute for Nanotechnology at Northwestern University in May 2000. This formed the basis for a sustained relationship with Northwestern whereby we have rights to future developments in the field of biodiagnostics. This relationship provides us with access to ongoing research and innovation which we utilize in our research and development of new applications and products.
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net losses attributable to common stock were approximately $37.0 million for fiscal 2008. As of December 31, 2008, we had an accumulated deficit of approximately $205 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, the change in accounting principle has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, the accumulated deficit increased from $105.9 million to $109.0 million as of January 1, 2007. The accompanying management’s discussion and analysis of financial condition and results of operations reflects the change in accounting method described above. See Note 1 to the financial statements for further background on the impact of the change in accounting method on the results discussed below.
Revenue
Product sales are derived from the sale or lease of the Verigene System, including cartridges and related products sold to research laboratories and hospitals. Revenue also consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. We expect future revenue growth to be driven predominantly by product sales rather than government grants and contracts.
Cost of Product Sales
Cost of product sales represents the cost of materials, direct labor and other overhead costs associated with manufacturing, delivering and selling the Verigene System, including cartridges and related products, as well as royalties on product sales and amortization of purchased intellectual property relevant to products available for sale.
Research and Development Expenses
Research and development expenses primarily include all expenses related to the development of the Verigene System and assays, and the expenses associated with fulfilling our obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, contract services, materials, patents and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to remain approximately flat as we continue to develop future generations of the Verigene System, and additional genomic and protein tests.
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
Interest Income
Interest income principally includes interest earned on our excess cash balances. Such balances are primarily invested in money market and bank checking accounts at major financial institutions. We anticipate that interest income will continue to decline as capital reserves are consumed by operating losses and working capital. Recent declines in interest rates will also contribute to reduced interest income for the foreseeable future.
Interest Expense
Interest expense includes the interest charges incurred on bridge financing arrangements entered into prior to 2007 as part of our convertible preferred stock issuances, and in 2008 and 2007, includes interest expense related to our debt borrowings, including non-cash interest expense relating to the amortization of debt discount and issuance costs.

Fiscal 2008 Compared to 2007
Revenues
Revenues were $1.4 million for fiscal 2008, as compared to $1.2 million for fiscal 2007. Product revenues increased to $1.0 million for fiscal 2008 from $0.1 million for fiscal 2007 due to sales and rentals of the Verigene System following clearance from the FDA during 2007. Revenues from contracts and government grants were $0.3 million for fiscal 2008 and $1.1 million for fiscal 2007. We do not expect revenue from contracts and government grants to represent a significant portion of our business in the foreseeable future.
Cost of Product Sales
For fiscal 2008, cost of product sales was $1.5 million, as compared to $0.1 million for fiscal 2007. Cost of product sales increased during 2008 due to the increase in Verigene System sales as well as a $0.3 million increase in amortization expense related to upfront license fees. Approximately 63% of the 2008 license fee amortization expense is associated with the license of a patent which expires in May 2009. We have initiated several product cost reduction programs, which include initiatives to reduce the cost of materials and labor. We expect per unit material costs to decline as a result of process automation, additional multi-cavity molds and volume absorption of overhead. Per unit labor costs will be reduced through additional cartridge assembly automation, increased production lot sizes and higher overall volume. We expect to reduce cost per unit substantially as we implement these manufacturing scale-up and automation programs and as volume increases.
Research and Development Expenses
Research and development expenses increased to $23.7 million in fiscal 2008, from $21.4 million in fiscal 2007. The $2.3 million increase in research and development expenses for 2008 versus 2007 consists primarily of $1.7 million in increased staffing and non-cash stock compensation expenses and $0.6 million in increased depreciation expense. Research and development staffing increases were primarily focused on development of our respiratory virus panel and cTnI assays as well as Verigene SP. Depreciation expense increased primarily due to leasehold improvements for lab space, which is being depreciated over the remaining term of our lease, which expires in May 2010.
Sales, General and Administrative Expenses
Sales, general and administrative expenses remained relatively flat at $13.6 million for fiscal 2008 versus $13.4 million for fiscal 2007. Sales and marketing spending increased by $0.8 million due to personnel and marketing expenses associated with our initial product launches. General and administrative expenses increased by approximately $1.5 million for public company expenses such as insurance, legal and accounting expenses. These increases were offset by a $1.5 million decrease in payroll expense due primarily to the bonus paid to our chief executive officer in 2007. See “Fiscal 2007 Compared to 2006” below. Additional expense reductions totaling $0.6 million related to franchise taxes, which were higher in 2007 due to our initial public offering, stock compensation expense, which was higher in 2007 due to shorter than normal vesting periods of certain stock options granted in 2007 and facilities maintenance expenses.
Change in Fair Value of Convertible Derivative Liability
Our Series C-2 and Series D Convertible Preferred Stock contained conversion features which were embedded derivatives and therefore required bifurcation and accounting at fair value separate and distinct from the convertible preferred stock. Changes in the fair value of the conversion liability were recognized in earnings. For fiscal 2007, the fair value of the conversion liability increased, resulting in a $14.9 million non-cash charge to earnings. The increase in fair value that resulted in the non-cash charge to earnings was due to the increased valuation of the Company. Upon the closing of our initial public offering, our preferred stock was converted into common stock and accordingly, we stopped incurring charges for this embedded derivative and the liability converted into additional paid-in capital.
Interest Expense
Interest expense remained relatively flat at $2.1 million for fiscal 2008 as compared to $2.0 million for fiscal 2007. In February 2007, the Company borrowed $12.5 million under two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc.

Interest Income
Interest income was $2.5 million and $1.9 million for fiscal 2008 and 2007, respectively. The increase in interest income in 2008 resulted from the increase in cash from the initial public offering, which was significantly offset by the reduction in interest rates.
Fiscal 2007 Compared to 2006
Revenues
Revenues were $1.2 million for fiscal 2007, as compared to $1.1 million for fiscal 2006. These revenues were primarily derived from contracts and government grants and secondarily derived from product sales. Revenues from contracts and government grants were $1.1 million in 2007 and $1.0 million in 2006. The increase resulted from revenue associated with contracts with the Technical Support Working group within the U.S. Department of Defense and with Northwestern.
Cost of Product Sales
For fiscal 2007, cost of product sales was $0.1 million, as compared to $31,000 for fiscal 2006. All costs recorded for these periods consist primarily of product manufacturing costs; however, in 2007, Verigene System sales, as compared to individual component sales, were a greater proportion of the total product sales.
Research and Development Expenses
Research and development expenses increased to $21.4 million for fiscal 2007, from $18.2 million for fiscal 2006. This expense growth was a result of increased research and development personnel and contract services to prepare for the commercial launch of the Verigene System and to develop protein, human genetic and infectious diseases assays in parallel.
The $3.2 million increase in research and development expenses for fiscal 2007 versus 2006 consists primarily of $1.7 million in staffing, $0.9 million in cartridge development and $0.6 million of other expenses including facility expenses related to research and development.
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
Change in Fair Value of Convertible Derivative Liability
Our Series C-2 and Series D Convertible Preferred Stock contained conversion features which were embedded derivatives and therefore required bifurcation and accounting at fair value separate and distinct from the convertible preferred stock. Changes in the fair value of the conversion liability were recognized in earnings. For fiscal 2007 and 2006, the fair value of the conversion liability increased, resulting in a $14.9 million and $2.9 million non-cash charge to earnings, respectively. The increase in fair value that resulted in the non-cash charge to earnings is due to the increased valuation of the Company. Upon the closing of our initial public offering, our preferred stock was converted into common stock and accordingly, we stopped incurring charges for this embedded derivative and the liability converted into additional paid-in capital.

Change in the Fair Value of the Preferred Stock Warrants
The change in the fair value of the preferred stock warrants resulted in a non-cash decrease in earnings by $4.4 million and $0.1 million for fiscal 2007 and 2006, respectively. The increase in fair value that resulted in the non-cash charge to earnings was due to the increased valuation of the Company. Upon the closing of our IPO, our preferred stock was converted into common stock and accordingly, we stopped incurring charges for this embedded derivative and the liability converted into stockholders’ equity.
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
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2008, we have received net proceeds of $102.2 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $9.2 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including cartridges and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2008, we had an accumulated deficit of approximately $205.3 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow in 2009 or 2010. During this period we expect to increase spending on additional manufacturing scale-up and additions to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of our FDA-cleared tests. We anticipate that our current cash and cash equivalents will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations approximately through 2010.
As of December 31, 2008, we had $75.4 million in cash and cash equivalents, compared to $114.3 million at December 31, 2007. The decrease of cash and cash equivalents was principally due to the use of $32.0 million in operating activities for 2008. Cash paid for sales, general and administrative expenses and research and development expenses increased by $0.2 million and $2.2 million, respectively, for 2008 as compared to 2007.
Net cash used in investing activities decreased to $2.7 million for the year ended December 31, 2008 from $3.6 million for the year ended December 31, 2007 due to significantly lower spending on the acquisition of laboratory equipment used for research and development. Net cash used in investing activities was $3.1 million for the year ended December 31, 2006. The increase in cash used of $0.4 million during 2007 was primarily due to increased investment in property and equipment.
Net cash used in financing activities was $4.2 million for the year ended December 31, 2008, compared to cash provided by financing activities of $118.1 million for the year ended December 31, 2007. In 2008 cash was used to repay our long-term debt, where as in 2007, we received net proceeds of approximately $102 million from our initial public offering of 8,050,000 shares of common stock and we borrowed $12.5 million. In February 2007, we entered into two loan and security agreements with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. Pursuant to these loan agreements, we are required to pay interest and a minimal amount of principal, for the initial twelve month period, which ended in February 2008, followed by a thirty month period within which the note principal will be amortized. Interest was paid during the initial twelve month period at a fixed annual interest rate of 12.5% and will be paid during the following thirty month period at a fixed annual interest rate of 10.0%.

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
While we anticipate that our capital resources will be sufficient to meet our estimated needs approximately through 2010, we may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost savings. The amount of additional capital we may need to raise depends on many factors, including:
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
Income Taxes
Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of $127 million. The Company also has federal research and development tax credit carryforwards of $7 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its initial public offering and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Commitments
As of December 31, 2008, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$8,735,504	$4,818,211	$3,917,293	$—	$—
Interest on long-term debt obligations	1,001,746	806,639	195,107	—	—
Capital lease	22,108	22,108	—	—	—
Operating lease	741,095	520,197	220,898	—	—
Obligations under license agreements	1,970,500	201,750	342,500	391,250	1,035,000

Total	$12,470,953	$6,368,905	$4,675,798	$391,250	$1,035,000

Our long-term commitment under our operating lease agreement shown above, which expires in 2010, consists of payments for our office and laboratory space.
License Agreements
We have entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $1.9 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2025.
We have entered into a license agreement with Northwestern which provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Nanosphere also has the right of first negotiation for an exclusive license on inventions after such date. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.
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
Change in Method of Accounting for Patent Costs
In the third quarter of fiscal 2008 and effective July 1, 2008, the Company elected to change its method of accounting for external patent-related costs. See “Financial Operations Overview” above for more information on this accounting change.

Revenue Recognition
We recognize revenue under grants and contracts and for reimbursement of related research and development expenses at the time the relevant expenses are incurred. For product sales, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss is transferred to customers, the price to the buyer is fixed or determinable, and collectability is reasonably assured.
Verigene System instrument units are sold outright to customers or leased to customers pursuant to operating leases. We recognize revenue from sales of the Verigene System, including cartridges and related products, when the risks and rewards of ownership are transferred to the customer, which is generally at the time of product shipment. Revenue for Verigene System instrument units leased under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and fully amortized over its estimated useful life of three years.
Stock-Based Compensation Expense
We have granted share-based compensation consisting of common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors prior to our initial public offering in November 2007, who used their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. Subsequent to our IPO we use the fair value of our common stock as determined by the closing price of our common stock on NASDAQ on the date of grant. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since we have a limited history of traded common stock activity, expected volatility of the options is based on historical data from various peer public companies with product portfolios similar to ours. The expected life of options granted is derived from the average of the vesting period and the term of the option following the guidance in SEC Staff Accounting Bulletins No. 107 and 110. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Recent Accounting Pronouncements
Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements, and the Company is currently evaluating the impact of the full adoption of SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The Company will adopt SFAS 141(R) effective January 1, 2009 and does not expect that SFAS 141(R) will materially impact the Company’s financial position, results of operations or cash flows.

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
In April 2008, the FASB issued Final FASB Staff Position (“FSP”), FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP on January 1, 2009 and is currently evaluating its effect, if any, on the Company’s financial position, results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2008 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the year ended December 31, 2008 by $921,677.

Item 8. Financial Statements and Supplementary Data
The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Nanosphere, Inc.
Northbrook, Illinois
We have audited the accompanying balance sheets of Nanosphere, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, in 2008 the Company changed its method of accounting for patent costs and retrospectively adjusted the 2007 and 2006 financial statements for the change.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 24, 2009

Nanosphere, Inc.
Balance Sheets

	As of December 31,
	2008	2007
		As Adjusted
		(Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$75,356,960	$114,312,573
Accounts receivable	385,908	100,799
Inventories	1,727,518	1,903,004
Other current assets	559,528	670,402

Total current assets	78,029,914	116,986,778

PROPERTY AND EQUIPMENT — Net	7,294,224	7,033,597
INTANGIBLE ASSETS — Net of accumulated amortization	1,443,582	1,779,934
OTHER ASSETS	128,190	163,553

TOTAL	$86,895,910	$125,963,862

CURRENT LIABILITIES:
Accounts payable	$1,813,777	$2,221,522
Accrued compensation	829,292	1,303,355
Accrued financing costs	—	778,731
Other current liabilities	1,541,385	1,400,472
Long-term debt — current portion	4,818,211	3,597,823

Total current liabilities	9,002,665	9,301,903

LONG-TERM LIABILITIES:
Long-term debt — noncurrent portion	3,352,137	7,440,804
Other noncurrent liabilities	—	21,433

Total liabilities	12,354,802	16,764,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,228,696 shares and 22,192,005 shares issued and outstanding as of December 31, 2008 and 2007, respectively	222,287	305,174
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	274,232,825	271,765,776
Warrants to acquire common stock	5,423,771	5,424,551
Accumulated deficit	(205,337,775)	(168,295,779)

Total stockholders’ equity	74,541,108	109,199,722

TOTAL	$86,895,910	$125,963,862

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations

	Years Ended December 31,
	2008	2007	2006
		As Adjusted	As Adjusted
		(Note 1)	(Note 1)
REVENUE:
Grant and contract revenue	$346,070	$1,056,874	$1,006,351
Product sales	1,020,662	110,490	131,660

Total revenue	1,366,732	1,167,364	1,138,011
COSTS AND EXPENSES:
Cost of product sales	1,464,066	86,349	31,049
Research and development	23,675,138	21,445,994	18,185,564
Sales, general, and administrative	13,615,322	13,443,304	5,415,525

Total costs and expenses	38,754,526	34,975,647	23,632,138

Loss from operations	(37,387,794)	(33,808,283)	(22,494,127)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	—	(14,860,901)	(2,916,822)
Change in fair value of preferred stock warrants	—	(4,414,207)	(119,914)
Foreign exchange loss	(23,691)	(52,362)	—
Interest expense — related party	—	—	(146,550)
Interest expense	(2,080,629)	(1,977,619)	(7,506)
Interest income	2,450,118	1,914,188	1,415,001

Total other income (expense)	345,798	(19,390,901)	(1,775,791)

NET LOSS	(37,041,996)	(53,199,184)	(24,269,918)
Accumulated convertible preferred stock dividends	—	(5,476,287)	(4,413,591)
Convertible preferred stock redemption value adjustment	—	(608,940)	(17,737,544)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(37,041,996)	$(59,284,411)	$(46,421,053)

Net loss per common share — basic and diluted	$(1.67)	$(14.18)	$(53.63)
Weighted average number of common shares outstanding — basic and diluted	22,213,164	4,180,979	865,559
See notes to financial statements.

Nanosphere, Inc.
Statements of Stockholders’ Equity (Deficit)

					Note
				Warrants	Receivable
			Additional	To Acquire	From Chief
	Common Stock		Paid-In	Common	Executive	Accumulated
	Shares	Par Value	Capital	Stock	Officer	Deficit	Total

BALANCE — January 1, 2006, as presented	611,716	$12,347	$285,424	$—	$—	$(60,259,061)	$(59,961,290)
Cumulative impact – change in accounting principle						(2,331,254)	(2,331,254)

BALANCE — January 1, 2006 (As adjusted, see Note 1)	611,716	12,347	285,424	—	—	(62,590,315)	(62,292,544)

Issuance of common stock on March 16, 2006 at $4.50 per share in exchange for a note receivable	320,000	80,000	1,360,000		(1,440,000)		—
Exercise of stock options on common stock	930	233	6,742				6,975
Share-based compensation related to stock options			398,960				398,960
Undeclared and unpaid 6% dividends, earned in 2006 on Series C-2 and Series D Convertible Preferred Stock						(4,413,591)	(4,413,591)
Convertible preferred stock redemption value adjustment						(17,737,544)	(17,737,544)
Net loss (As adjusted, see Note 1)						(24,269,918)	(24,269,918)

BALANCE — December 31, 2006 (As adjusted, see Note 1)	932,646	92,580	2,051,126	—	(1,440,000)	(109,011,368)	(108,307,662)

Share-based compensation related to stock options			1,669,006				1,669,006
Exercise of stock options on common stock	16,150	162	119,863				120,025
Issuance of common stock from initial public offering, net of offering expenses	8,050,000	80,500	102,092,417				102,172,917
Conversion of preferred stock to common stock	13,048,119	130,481	116,151,384				116,281,865
Conversion of convertible derivative liability to additional paid-in capital			47,554,882				47,554,882
Conversion of warrant liability to equity				5,424,551			5,424,551
Exercise of warrants	145,090	1,451	2,036,358				2,037,809
Interest received on note receivable from chief executive officer			90,740				90,740
Proceeds from note receivable from chief executive officer					1,440,000		1,440,000
6% dividends, earned on Series C-2 and Series D Convertible Preferred Stock						(5,476,287)	(5,476,287)
Convertible preferred stock redemption value adjustment						(608,940)	(608,940)
Net loss (As adjusted, see Note 1)						(53,199,184)	(53,199,184)

BALANCE — December 31, 2007 (As adjusted, see Note 1)	22,192,005	305,174	271,765,776	5,424,551	$—	(168,295,779)	109,199,722

Share-based compensation related to stock options			2,217,858				2,217,858
Exercise of stock options on common stock	36,491	365	163,845				164,210
Exercise of warrants	200	2	2,966	(780)			2,188
Other		(83,254)	82,380				(874)
Net loss						(37,041,996)	(37,041,996)

BALANCE — December 31, 2008	22,228,696	$222,287	$274,232,825	$5,423,771	$—	$(205,337,775)	$74,541,108

See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
		As Adjusted	As Adjusted
		(Note 1)	(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,041,996)	$(53,199,184)	$(24,269,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,170,265	1,785,972	1,191,411
Amortization of financing costs and accretion of debt discount	762,277	671,480	—
Loss from write-off of intangible assets	245,134	—	—
Loss from disposal of fixed assets	326,291	—	—
Share-based compensation	2,217,858	1,669,006	398,960
Change in fair value of preferred stock warrants	—	4,414,207	119,914
Change in fair value of convertible derivative liability	—	14,860,901	2,916,822
Changes in operating assets and liabilities:
Accounts receivable	(285,109)	(55,983)	202,805
Inventories	(1,078,965)	(1,018,155)	(761,084)
Other current assets	110,874	(207,544)	(80,533)
Other assets	2,630	10,830	(10,000)
Accounts payable	(208,760)	712,225	198,967
Accrued and other current liabilities	(195,047)	1,038,759	596,422

Net cash used in operating activities	(31,974,548)	(29,317,486)	(19,496,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment maturities	—	—	53,894
Purchases of property and equipment	(2,332,267)	(3,157,478)	(2,184,616)
Investments in intangible assets	(400,732)	(399,911)	(996,534)

Net cash used in investing activities	(2,732,999)	(3,557,389)	(3,127,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	—	1,320,148
Proceeds from issuance of debt	—	12,500,000	—
Repayment of long-term debt	(3,597,823)	(166,673)	—
Payments on capital lease obligation	(37,036)	(32,776)	(26,439)
Deferred financing fees	—	(114,565)	—
Proceeds from principal and interest on CEO note receivable	—	1,530,740	—
Proceeds from the issuance of common stock, net of offering expenses	(778,731)	102,951,648	6,975
Proceeds from warrant redemptions	2,188	1,286,620	—
Proceeds from stock option exercises	164,210	120,025	—
Proceeds from the issuance of Series D Convertible Preferred Stock	—	—	46,793,897
Other	(874)	—	—

Net cash (used in) provided by financing activities	(4,248,066)	118,075,019	48,094,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,955,613)	85,200,144	25,471,091
CASH AND CASH EQUIVALENTS — Beginning of year	114,312,573	29,112,429	3,641,338

CASH AND CASH EQUIVALENTS — End of year	$75,356,960	$114,312,573	$29,112,429

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease	$—	$—	$117,685
Capital expenditures included in accounts payable		201,441	208,066
License costs capitalized and included in accounts payable	—	26,233	9,825
License costs capitalized and included in accrued liabilities	225,000	347,500	690,000
Common stock issued for note payable — related party	—	—	1,440,000
6% dividends earned on Series C-2 and Series D Convertible Preferred Stock	—	5,476,287	4,413,591
Conversion of Preferred Stock, including accumulated dividends on Series C-2 and Series D Convertible Preferred Stock into common stock	—	116,281,865	—
Conversion of convertible derivative liability to additional paid-in capital	—	47,554,882	—
Conversion of preferred stock warrant liability to warrants to acquire common stock	—	5,424,551	—
Conversion of related party notes payable and accrued interest of $177,358 into Series D Convertible Preferred Stock	—	—	6,516,568
Equity offering transaction costs included in accrued financing costs	—	778,731	—
Reclassification of inventory to equipment at customers	1,254,451	—	—
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of December 31, 2008 and 2007, and
For the years ended December 31, 2008, 2007 and 2006
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $205.3 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
The Company had been considered a development stage enterprise through the third quarter and into the fourth quarter of 2008 as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. With the submission of additional diagnostic tests for United States Food and Drug Administration (“FDA”) clearance in the fourth quarter of 2008 and steady placements of the Verigene system throughout 2008, the Company is no longer a development stage company. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable.  Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities. The Company anticipates that its current cash and cash equivalents, which include the net proceeds of its initial public offering, together with anticipated sales, will be sufficient to meet its currently estimated needs through 2010; however, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies.
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
Certain reclassifications of prior years’ amounts have been made to conform to current year reporting.
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
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the change in accounting principle has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, the accumulated deficit increased from $105.9 million to $109.0 million as of January 1, 2007.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The following tables summarize the impact of the change in accounting principle on the previously issued balance sheet as of December 31, 2007, statements of operations for the years ended December 31, 2007 and 2006 and the statements of cash flows for the years ended December 31, 2007 and 2006 as well as the impact of the change in accounting principle on the current balance sheet as of December 31, 2008, statement of operations for the year ended December 31, 2008 and the statement of cash flows for the year ended December 31, 2008.

	As of December 31, 2007
	As Originally		Effect
Balance Sheet	Reported	As Adjusted	of Change
Intangible assets — net of accumulated amortization	$4,930,752	$1,779,934	$(3,150,818)
Total assets	$129,114,680	$125,963,862	$(3,150,818)
Accumulated deficit	$(165,144,961)	$(168,295,779)	$(3,150,818)
Total stockholders’ equity	$112,350,540	$109,199,722	$(3,150,818)
Total liabilities and stockholders’ equity	$129,114,680	$125,963,862	$(3,150,818)

	Year Ended December 31, 2007
	As Originally		Effect
Statement of Operations	Reported	As Adjusted	of Change
Research and development	$21,364,767	$21,445,994	$81,227
Total costs and expenses	$34,894,420	$34,975,647	$81,227
Loss from operations	$(33,727,056)	$(33,808,283)	$(81,227)
Net loss	$(53,117,957)	$(53,199,184)	$(81,227)
Net loss attributable to common stock	$(59,203,184)	$(59,284,411)	$(81,227)
Net loss per common share — basic and diluted	$(14.16)	$(14.18)	$(0.02)

	Year Ended December 31, 2006
	As Originally		Effect
Statement of Operations	Reported	As Adjusted	of Change
Research and development	$17,447,227	$18,185,564	$738,337
Total costs and expenses	$22,893,801	$23,632,138	$738,337
Loss from operations	$(21,755,790)	$(22,494,127)	$(738,337)
Net loss	$(23,531,581)	$(24,269,918)	$(738,337)
Net loss attributable to common stock	$(45,682,716)	$(46,421,053)	$(738,337)
Net loss per common share — basic and diluted	$(52.78)	$(53.63)	$(0.85)

	Year Ended December 31, 2007
	As Originally		Effect
Statement of Cash Flows	Reported	As Adjusted	of Change
Cash Flows From Operating Activities:
Net loss	$(53,117,957)	$(53,199,184)	$(81,227)
Depreciation and amortization	$1,902,733	$1,785,972	$(116,761)
Loss from write-off of intangible assets	$477,684	$—	$(477,684)
Accounts payable	$857,614	$712,225	$(145,389)
Accrued and other current liabilities	$1,098,045	$1,038,759	$(59,286)
Net cash used in operating activities	$(28,437,139)	$(29,317,486)	$(880,347)
Cash Flows From Investing Activities:
Investments in intangible assets	$(1,280,258)	$(399,911)	$880,347
Net cash used in investing activities	$(4,437,736)	$(3,557,389)	$880,347
Noncash Investing and Financing Activities:
Patent costs capitalized and included in accounts payable	$29,263	$26,233	$(3,030)
Patent and license costs capitalized and included in accrued liabilities	$355,504	$347,500	$(8,004)

Nanosphere, Inc.
Notes to Financial Statements — (Continued)

	Year Ended December 31, 2006
	As Originally
Statement of Cash Flows	Reported	As Adjusted	Effect of Change
Cash Flows From Operating Activities:
Net loss	$(23,531,581)	$(24,269,918)	$(738,337)
Depreciation and amortization	$1,239,855	$1,191,411	$(48,444)
Loss from write-off of intangible assets	$41,659	$—	$(41,659)
Accounts payable	$157,868	$198,967	$41,099
Accrued and other current liabilities	$564,563	$596,422	$31,859
Net cash used in operating activities	$(18,740,752)	$(19,496,234)	$(755,482)
Cash Flows From Investing Activities:
Investments in intangible assets	$(1,752,016)	$(996,534)	$755,482
Net cash used in investing activities	$(3,882,738)	$(3,127,256)	$755,482
Noncash Investing and Financing Activities:
Patent costs capitalized and included in accounts payable	$158,344	$9,825	$(148,519)
Patent and license costs capitalized and included in accrued liabilities	$757,290	$690,000	$(67,290)

	As of December 31, 2008
	As Computed under the	As Reported under the
Balance Sheet	Prior Method	New Method	Effect of Change
Intangible assets — net of accumulated amortization	$4,580,359	$1,443,582	$(3,136,777)
Total assets	$90,032,687	$86,895,910	$(3,136,777)
Accumulated deficit	$(202,200,998)	$(205,337,775)	$(3,136,777)
Total stockholders’ equity	$77,677,885	$74,541,108	$(3,136,777)
Total liabilities and stockholders’ equity	$90,032,687	$86,895,910	$(3,136,777)

	Year Ended December 31, 2008
	As Computed under the	As Reported under the
Statement of Operations	Prior Method	New Method	Effect of Change
Research and development	$23,689,179	$23,675,138	$(14,041)
Total costs and expenses	$38,768,567	$38,754,526	$(14,041)
Loss from operations	$(37,401,835)	$(37,387,794)	$14,041
Net loss	$(37,056,037)	$(37,041,996)	$14,041
Net loss attributable to common stock	$(37,056,037)	$(37,041,996)	$14,041
Net loss per common share — basic and diluted	$(1.67)	$(1.67)	$—

	Year Ended December 31, 2008
	As Computed under the	As Reported under the
Statement of Cash Flows	Prior Method	New Method	Effect of Change
Cash Flows From Operating Activities:
Net loss	$(37,056,037)	$(37,041,996)	$14,041
Depreciation and amortization	$3,274,163	$3,170,265	$(103,898)
Accounts payable	$(205,730)	$(208,760)	$(3,030)
Accrued and other current liabilities	$(187,043)	$(195,047)	$(8,004)
Net cash used in operating activities	$(31,873,657)	$(31,974,548)	$(100,891)
Cash Flows From Investing Activities:
Investments in intangible assets	$(501,623)	$(400,732)	$100,891
Net cash used in investing activities	$(2,833,890)	$(2,732,999)	$100,891
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. The majority of these funds are held in interest-bearing money market and bank checking accounts. Interest income is recorded on the accrual basis as earned.
Receivables — Accounts receivable consists of amounts due to the Company for sales of the Verigene system as well as amounts due under various contracts and government grants. An allowance for doubtful accounts is not recorded because the Company has no history of uncollectible receivables and there are no specifically identified uncollectible accounts.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
Inventories — Inventories are carried at the lower of cost or market, using the first-in, first-out method. Certain finished goods inventory is ultimately leased rather than sold, and upon the lease date is transferred to Property and equipment and subsequently depreciated to Cost of product sales over the period indicated below.
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
Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of purchased intellectual property begins upon the Company obtaining FDA clearance to sell products containing the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from 0.25 to 15.75 years. Such amortization of upfront license fees is classified in Cost of product sales on the statement of operations.
Deferred Financing Costs — Deferred financing costs of $114,565 incurred in connection with the Company’s issuance of debt are amortized over the life of the debt using the effective interest rate method with amortization of such costs being charged to interest expense. Such costs, net of accumulated amortization, are classified in Other Assets on the balance sheet.
Impairment of Long-Lived Assets — The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value of such assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If impairment is indicated, the Company will value the asset at its estimated fair value.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, plant and equipment, intangible assets and stock-based compensation. Actual results could differ from those estimates.
Revenue Recognition — The Company recognizes revenue from product sales and contract arrangements. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, the Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Verigene System instrument units are sold outright to customers or leased to customers pursuant to operating leases. We recognize revenue from sales of the Verigene System, including cartridges and related products, when the risks and rewards of ownership are transferred to the customer, which is generally at the time of product shipment. Revenue for Verigene System instrument units sold under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet in Property and equipment and depreciated over its estimated useful life to Cost of product sales.
Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
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
Income Taxes — The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An allowance is provided to reduce net deferred tax assets to the amount management believes will, more likely than not, be recovered. Uncertain tax positions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. FIN 48, “Accounting for Uncertainty in Income Taxes”. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s financial position, results of operations, or cash flows.
Share-Based Compensation — The Company recognizes share-based compensation expense related to common stock options issued to employees, consultants and directors. SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”) provides for recognition of compensation expense based on the fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis over the vesting period of the options.
Preferred Stock — Prior to the Company’s initial public offering in November 2007, the Company had outstanding shares of preferred stock. The Company recognized changes in the redemption value of its preferred stock immediately as they occurred and adjusted the carrying value of the preferred stock to be equal to the redemption value of the preferred stock at the end of each reporting period. Upon the closing of the initial public offering on November 6, 2007, all preferred stock was converted to common stock.
Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. See Note 10 for information on the fair value of the Company’s long-term debt.
Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements, and the Company is currently evaluating the impact of the full adoption of SFAS No. 157.
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
New Accounting Standards Issued Not Yet Adopted — In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is effective for business combinations that close on or after January 1, 2009. SFAS 141(R) requires the recognition of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to be measured at fair value as of the acquisition date. Additionally, costs incurred to effect the acquisition are to be recognized separately from the acquisition and expensed as incurred. The Company will adopt SFAS 141(R) effective January 1, 2009 and does not expect that the adoption of SFAS 141(R) will materially impact the Company’s financial position, results of operations or cash flows.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
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
In April 2008, the FASB issued Final FASB Staff Position (“FSP”), FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP on January 1, 2009 and is currently evaluating its effect, if any, on the Company’s financial position, results of operations and cash flows.
Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, “Earnings Per Share”, for the years ended December 31, 2008, 2007 and 2006. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the years ended December 31, 2008, 2007 and 2006 did not include the effects of the following options to acquire common stock, convertible preferred stock, convertible preferred stock warrants and common stock warrants as the inclusion of these securities would have been antidilutive.

	Year ended December 31,
	2008	2007	2006
Stock options	3,362,721	3,141,530	861,128
Convertible preferred stock	—	—	12,069,968
Convertible preferred stock warrants	—	—	1,445,997
Common stock warrants	1,300,119	1,300,319	—

	4,662,840	4,441,849	14,377,093

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of December 31, 2008 and 2007 comprise the following:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$1,877,043	$(433,461)	$1,443,582	$1,870,178	$(90,244)	$1,779,934
Amortization expense for intangible assets amounted to $343,217, $90,244, and $0 for the years ended December 31, 2008, 2007, and 2006, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2009	$191,556
2010	121,556
2011	121,556
2012	121,556
2013	121,556
Thereafter	476,302
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of December 31, 2008. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above. During the year ended December 31, 2008, the Company wrote off capitalized license fees of $245,134 associated with licenses for which the Company has determined that it no longer has the intent to commercialize and therefore such asset value was impaired. There were no license costs written off in the years ended December 31, 2007 and 2006.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. Such contracts automatically renew on an annual basis. The Company incurred expenses of $150,000 for these services in each of the years ended December 31, 2008, 2007 and 2006.
In 2006, the Company issued short term notes for total proceeds of $1,320,148 to the following existing stockholders: R. Capital II, Ltd., Adam N. Mirkin, Rhoderic Peter Mirkin, Richard Segal, Steven E. Mather, and Lurie Investment Fund, L.L.C. Such notes, along with $5,019,062 of similar notes issued to existing stockholders Lurie Investment Fund, L.L.C. and Steven E. Mather in 2005, were converted into Series D Convertible Preferred Stock in 2006, along with unpaid interest of $177,358 accrued thereon.
In March 2006, the Company issued to William Moffitt, the Company’s chief executive officer and a director, 320,000 shares of restricted common stock at a price of $4.50 per share, for an aggregate price of $1,440,000. The restrictions on the common stock lapsed in July 2007. In connection with this sale of common stock, the Company received a full recourse, long-term promissory note from William Moffitt for a total of $1,440,000, which note was secured by the shares of common stock purchased. Interest on the promissory note accrued and was paid annually in cash at an interest rate of 4.51%. Interest income on this note was $39,326 and $51,414 for the years ended December 31, 2007 and 2006, respectively. In 2007, $90,740 of interest was paid to the Company on the note and was recorded as additional paid in capital. The note receivable due from the Company’s chief executive officer was repaid in August 2007.
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
5. Equity Incentive Plan
The Company’s 2000 Equity Incentive Plan, as amended (the “2000 Plan”), permitted the grant of options to employees, founders, and consultants for up to 1,600,000 shares of common stock. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant; those option awards have various vesting structures and have 10 year contractual terms. In connection with the approval of the 2007 Plan as defined below, the Company terminated the 2000 Plan and therefore, the Company may not make any further awards of options, share appreciations rights or restricted shares under the 2000 Plan.
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
Certain options vest ratably over four years of service, while other options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 38% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	68%	77%	85%
Risk free interest rate	3.02%	4.65%	4.82%
Weighted-average expected option life	6.4 years	7.0 years	8.4 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$6.97	$3.38	$2.56
Estimated forfeiture rate for unvested options	4.6%	4.6%	12.5%
Due to the Company’s limited period of trading activity as a public company, the expected volatility is based on historical data from various peer public companies with product portfolios similar to ours. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin Nos. 107 and 110. Total compensation cost recognized in 2008, 2007, and 2006 was $2,217,858, $1,669,006, and $398,960, respectively.
As of December 31, 2008, the total compensation cost not yet recognized related to the nonvested awards is approximately $7.2 million, which amount is expected to be recognized over the next four years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the Plan as of December 31, 2008, and for the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2008	3,141,530	$4.97
Granted	404,500	$10.86
Exercised	(36,491)	$4.50
Expired	(10,421)	$8.42
Forfeited	(136,397)	$4.78

Outstanding — December 31, 2008	3,362,721	$5.68	7.95	$757,082

Exercisable — December 31, 2008	773,604	$6.14	7.19	$186,037

Vested and Expected to Vest — December 31, 2008	3,243,622	$5.69	7.94	$730,814

The intrinsic value of options exercised in 2008 was $205,385 and in 2007 was $110,687. There was no intrinsic value associated with any options exercised during 2006.
Included in the number of options outstanding at December 31, 2008, are 1,288,036 options with a weighted average exercise price of $4.65 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred; therefore the related options are not exercisable as of December 31, 2008. The total fair value of shares vested during 2008, 2007, and 2006 was $1,255,800, $548,226, and $241,387, respectively.
6. Income Taxes
Deferred tax assets consist primarily of net operating loss (“NOL”) carryforwards related to U.S. federal and state taxes and research and development tax credits. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. Due to the Company’s history of operating losses, the Company has recorded a full valuation allowance against these assets.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
NOL carryforwards of approximately $127 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2028. The Company also has federal research and development tax credit carryforwards of $7 million which will expire from 2020 through 2028. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its initial public offering and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.
The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007:

	2008	2007
		(As Adjusted)
Deferred tax assets:
Net operating losses	$49,363,621	$36,579,584
Research and development credits	6,974,400	5,608,329
Stock option compensation	554,748	365,927
Amortization of intangible assets	1,233,349	1,233,168
Other	308,095	143,560

	58,434,213	43,930,568
Valuation allowance	(57,995,579)	(43,536,573)

Net deferred tax assets after valuation allowance	438,634	393,995
Deferred tax liabilities:
Depreciation on property and equipment	(438,634)	(393,995)

Deferred tax assets – net	$—	$—

The amounts included above as of December 31, 2007 differ from the amounts previously presented for this period due to the change in method of accounting for patent costs discussed in Note 1.
The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006

Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.8%	4.8%	4.0%
Fair value adjustments to convertible derivative liability and preferred stock warrants	—	(14.1)%	—
Other	(5.8%)	0.5%	—
Valuation allowance	(33.0)%	(25.2)%	(38.0)%

	0.0%	0.0%	0.0%

As of January 1, 2007, December 31, 2007 and December 31, 2008, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.
The Company files tax returns in the U.S. and various states. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
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
The Company has an obligation to pay Northwestern a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007, and obligations under this agreement and the Original License Agreement have been insignificant through December 31, 2008.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2008, the Company has paid aggregate initial license fees of $1.9 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $201,750 in 2009, $168,750 in 2010, $173,750 in 2011, $181,250 in 2012, $210,000 in 2013 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2025.
8. Stockholders’ Equity
Common Stock
On October 16, 2007 (the “Effective Date”), each share of common stock, par value $0.01 per share (the “Old Common Stock”), issued and outstanding immediately prior to the Effective Date, was automatically reclassified as and converted into 1/25 of a share of common stock, par value $0.01 per share, of the Company. This stock split is referred to herein as the “one-for-25 stock split” and all common stock shares and per share amounts (except par value) for all periods presented have been adjusted to reflect the one-for-25 stock split. Additionally, in accordance with the Company’s Amended and Restated Certificate of Incorporation, as amended, the conversion ratio of the Company’s convertible preferred stock was also proportionately decreased.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
On October 31, 2007, the Company’s registration statement for the initial public offering of its common stock was declared effective by the SEC. On November 6, 2007, the Company closed on the sale of 8,050,000 shares related to the initial public offering at $14.00 per share, less underwriting discounts and commissions. Net proceeds from the initial public offering were approximately $102 million, net of transaction expenses. As of December 31, 2007, approximately $0.8 million of the transaction expenses were unpaid and included in Accrued Financing Costs; these costs were paid in 2008 and no liability exists as of December 31, 2008.
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
With the exception of the Series D convertible preferred stock warrants, all convertible preferred stock warrants were either exercised or expired upon the completion of the IPO. The Series D convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO. As of December 31, 2008 and 2007, there were outstanding warrants to acquire shares of common stock of 1,300,119 and 1,300,319, respectively.
The expiration dates of the warrants outstanding at December 31, 2008 are as follows:

Series of Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $13.13 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $13.13 per share at December 31, 2008, increases every April by $2.19 cents per share, until the exercise price equals $17.50 per share which will occur in April 2010.
The fair values of the Company’s convertible preferred stock warrants were estimated as of November 1, 2007 (the date of the initial public offering) and December 31, 2006 using either a Black-Scholes or a binominal pricing model, as appropriate given the terms of the warrant, with the following weighted-average assumptions:

	November 1,	December 31,
	2007	2006
Expected dividend yield	6%	6%
Expected volatility	55%	40%
Risk free interest rate	3.83%	4.70%
Weighted-average warrant term	3.4 years	4.7 years
Estimated weighted-average fair value	$0.17	$0.05

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
9. Leases
The Company has an operating lease agreement expiring in 2010 for its office and laboratory space. Rent and operating expenses charged by the landlord were $781,900, $680,559, and $703,418 in 2008, 2007, and 2006, respectively.
Annual future minimum obligations for operating leases as of December 31, 2008 are as follows:

Operating
Years Ending December 31	Leases
2009	$520,197
2010	220,898

Total minimum lease payments	$741,095

10. Long-Term Debt
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
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt for the year ended December 31, 2008 and 2007 was $2,042,734 and $1,939,046, respectively, which includes $729,544 and $642,838 of discount amortization, respectively. Cash interest paid on this debt was $1,349,969 and $1,170,133 for the years ended December 31, 2008 and 2007, respectively. The fair value of the debt at December 31, 2008 is $9.1 million, which was derived by applying an income approach to determine the present value of forecast debt payments as required under the debt agreements.  To determine the appropriate yield by which to discount the future cash payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
A second $12.5 million tranche of notes under this agreement was eligible to be drawn down during December 2007. The Company did not draw down the second tranche of notes.
Aggregate annual principal payments on long-term debt are as follows:

2009	4,818,211
2010	3,917,293

$8,735,504

11. Inventory
Inventory on hand at December 31, 2008 and 2007 was comprised of the following:

	2008	2007
Work-in-process component parts	$1,068,840	$1,361,227
Finished goods	658,678	541,777

Total	$1,727,518	$1,903,004

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
12. Property and Equipment
Property and equipment was comprised of the following as of December 31, 2008 and 2007:

	2008	2007
Property and equipment – at cost:
Equipment with customers	$1,582,580	$281,060
Computer equipment and software	973,376	866,338
Laboratory equipment	3,819,860	3,787,271
Furniture and fixtures	269,047	269,047
Leasehold improvements	2,787,273	2,257,042
Manufacturing equipment	3,857,945	3,172,295
Office equipment	67,068	67,068
Tooling	1,159,222	1,029,006

Total property and equipment — at cost	14,516,371	11,729,127
Less accumulated depreciation	(7,222,147)	(4,695,530)

Net property and equipment	$7,294,224	$7,033,597

13. Quarterly Financial Data (Unaudited)

	2008 Quarters
	First		Second		Third		Fourth
					(As Computed	(As Reported	(As Computed	(As Reported
	(As Originally		(As Originally		under the Prior	under the New	under the Prior	under the New
	Reported)	(As Adjusted)	Reported)	(As Adjusted)	Method)	Method)	Method)	Method)

Total revenue	$576,016	$576,016	$194,715	$194,715	$283,231	$283,231	$312,770	$312,770
Loss from operations	$(9,024,506)	$(9,106,140)	$(9,837,894)	$(9,832,796)	$(9,086,969)	$(9,023,050)	$(9,452,466)	$(9,425,808)

Net loss	$(8,701,734)	$(8,783,368)	$(9,837,022)	$(9,831,924)	$(9,090,391)	$(9,026,472)	$(9,426,890)	$(9,400,232)
Per share data:
Net loss per common share — basic and diluted	$(0.39)	$(0.40)	$(0.44)	$(0.44)	$(0.41)	$(0.41)	$(0.42)	$(0.42)

	2007 Quarters
	First		Second		Third		Fourth
	(As Originally		(As Originally		(As Originally		(As Originally
	Reported)	(As Adjusted)	Reported)	(As Adjusted)	Reported)	(As Adjusted)	Reported)	(As Adjusted)

Total revenue	$269,903	$269,903	$510,270	$510,270	$199,005	$199,005	$188,186	$188,186
Loss from operations	$(6,863,524)	$(7,146,254)	$(7,850,300)	$(7,856,633)	$(9,907,443)	$(10,011,999)	$(9,105,789)	$(8,793,397)

Net loss	$(6,636,367)	$(6,919,097)	$(8,433,154)	$(8,439,487)	$(26,968,431)	$(27,072,987)	$(11,080,005)	$(10,767,613)
Per share data:
Net loss per common share — basic and diluted	$(9.37)	$(9.67)	$(10.85)	$(10.86)	$(30.69)	$(30.80)	$(0.84)	$(0.82)
The amounts included above for the first and second quarters of 2008 and the four quarters of 2007 differ from the amounts previously presented for these periods due to the change in method of accounting for patent costs discussed in Note 1. The amounts included above for the third and fourth quarters of 2008 include amounts as computed under the prior method as well as the amounts under the new method as a result of the change in accounting method.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Controls Over Financial Reporting
There have been no material changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation
The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions
The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2009 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV.
Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)
3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)
4.1	Specimen of common stock certificate (4) (Exhibit 4.3)
4.2	Nanosphere, Inc. Amended and Restated Registration Rights Agreement, dated as of April 12, 2006 (1) (Exhibit 4.2)
10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)
10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)
10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)
10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)
10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)
10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)
10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)
10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)
10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)
10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)
10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)
10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)
10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)
10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)
10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)
10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)
10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)
10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)
10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)
10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)
10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)
10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)
10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)

Exhibit Number	Exhibit Description
10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)
10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)
18	Preferability Letter from Deloitte & Touche LLP (5) (Exhibit 18)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.

(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2008. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: February 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title(s)	Date

/s/ William P. Moffitt William P. Moffitt	President, Chief Executive Officer, Director (principal executive officer)	February 24, 2009

/s/ Roger Moody Roger Moody	Chief Financial Officer, Treasurer	February 24, 2009

/s/ Mark Slezak	Chairman of the board of directors	February 24, 2009
Mark Slezak

/s/ Jeffrey R. Crisan	Director	February 24, 2009
Jeffrey R. Crisan

/s/ André de Bruin André de Bruin	Director	February 24, 2009

/s/ Chad A. Mirkin Chad A. Mirkin	Director	February 24, 2009

/s/ James J. Nahirny James J. Nahirny	Director	February 24, 2009

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	February 24, 2009

/s/ Lorin J. Randall Lorin J. Randall	Director	February 24, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)
3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)
4.1	Specimen of common stock certificate (4) (Exhibit 4.3)
4.2	Nanosphere, Inc. Amended and Restated Registration Rights Agreement, dated as of April 12, 2006 (1) (Exhibit 4.2)
10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)
10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)
10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)
10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)
10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)
10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)
10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)
10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)
10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)
10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)
10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)
10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)
10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)
10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)
10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)
10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)
10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)
10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)
10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)
10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)
10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)
10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)
10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)

Exhibit Number	Exhibit Description
10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)
10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)
18	Preferability Letter from Deloitte & Touche LLP (5) (Exhibit 18)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.

(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2008. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.