Form 10-Q
period 2009-03-31
NANOSPHERE INC
filed 2009-05-07
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (847) 400-9000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No [This requirement is currently not applicable to the registrant.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 4, 2009 was 22,228,696.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$66,362,474	$75,356,960
Accounts receivable	365,076	385,908
Inventories	1,870,522	1,727,518
Other current assets	902,981	559,528

Total current assets	69,501,053	78,029,914

PROPERTY AND EQUIPMENT— Net	6,798,948	7,294,224
INTANGIBLE ASSETS — Net of accumulated amortization	1,510,693	1,443,582
OTHER ASSETS	120,007	128,190

TOTAL	$77,930,701	$86,895,910

CURRENT LIABILITIES:
Accounts payable	$1,389,756	$1,813,777
Accrued compensation	487,446	829,292
Other current liabilities	1,935,372	1,541,385
Long-term debt — current portion	4,967,486	4,818,211

Total current liabilities	8,780,060	9,002,665
LONG-TERM LIABILITIES:
Long-term debt — noncurrent portion	2,198,470	3,352,137

Total liabilities	10,978,530	12,354,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,228,696 shares issued and outstanding as of March 31, 2009 and December 31, 2008	222,287	222,287
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	274,837,361	274,232,825
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(213,531,248)	(205,337,775)

Total stockholders’ equity	66,952,171	74,541,108

TOTAL	$77,930,701	$86,895,910

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(Unaudited)

	Three Month Periods Ended March 31,
	2009	2008
		As Adjusted
		(Note 1)

REVENUE:
Grant and contract revenue	$—	$272,612
Product sales	255,225	303,404

Total revenue	255,225	576,016
COSTS AND EXPENSES:
Cost of product sales	310,171	349,429
Research and development	4,800,252	5,923,829
Sales, general, and administrative	3,126,865	3,408,898

Total costs and expenses	8,237,288	9,682,156

Loss from operations	(7,982,063)	(9,106,140)
OTHER INCOME (EXPENSE):
Foreign exchange loss	(274)	(24,410)
Interest expense	(398,922)	(585,037)
Interest income	187,786	932,219

Total other income (expense)	(211,410)	322,772

NET LOSS	$(8,193,473)	$(8,783,368)

Net loss per common share — basic and diluted	$(0.37)	$(0.40)
Weighted average number of common shares outstanding — basic and diluted	22,228,696	22,192,170
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(Unaudited)

	Three Month Periods Ended
	March 31,
	2009	2008
		As Adjusted
		(Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,193,473)	$(8,783,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744,155	606,908
Amortization of financing costs and accretion of debt discount	153,789	208,313
Loss from disposal of fixed assets	—	326,291
Share-based compensation	604,571	529,712
Changes in operating assets and liabilities:
Accounts receivable	20,832	(387,909)
Inventories	(175,201)	(76,692)
Other current assets	(343,453)	(129,113)
Accounts payable	(429,982)	140,373
Accrued and other current liabilities	23,575	(920,546)

Net cash used in operating activities	(7,595,187)	(8,486,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(127,832)	(462,564)
Investments in intangible assets	(100,000)	(17,768)

Net cash used in investing activities	(227,832)	(480,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(1,149,998)	(351,056)
Payments on capital lease obligation	(21,434)	(11,846)
Proceeds from the issuance of common stock, net of offering expenses	—	(778,731)
Proceeds from warrant redemptions	—	2,189
Other	(35)	—

Net cash used in financing activities	(1,171,467)	(1,139,444)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,994,486)	(10,105,807)
CASH AND CASH EQUIVALENTS — Beginning of period	75,356,960	114,312,573

CASH AND CASH EQUIVALENTS — End of period	$66,362,474	$104,206,766

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$—	$387,422
License costs capitalized and included in accounts payable	—	18,000
License costs capitalized and included in accrued liabilities	275,000	351,000
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of March 31, 2009 and December 31, 2008, and
For the Three Month Periods Ended March 31, 2009 and 2008
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $213.5 million, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
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
Change in Method of Accounting for Patent Costs — In the third quarter of fiscal year 2008 and effective July 1, 2008, the Company elected to change its method of accounting for external patent-related costs. Prior to the change, the Company expensed as incurred all internal patent-related costs and capitalized external patent-related costs. Capitalized patent-related costs incurred in connection with approved patents were previously recorded as intangible assets at cost less accumulated amortization and were amortized over the patents’ estimated useful lives beginning upon the patent grant date. Costs capitalized were written off upon patent abandonment or expiration. Under the new method of accounting, all patent-related costs are expensed as incurred. All patent-related costs, including amortization expense for capitalized patent-related costs were, and will continue to be, classified as research and development expenses in the Company’s statements of operations.
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
The following tables summarize the impact of the change in accounting principle on the previously issued statement of operations and statement of cash flows for the three month period ended March 31, 2008.

	Three Month Period Ended March 31, 2008
Statement of Operations	As Originally Reported	As Adjusted	Effect of Change
Research and development	$5,842,195	$5,923,829	$81,634
Total costs and expenses	$9,600,522	$9,682,156	$81,634
Loss from operations	$(9,024,506)	$(9,106,140)	$(81,634)
Net loss	$(8,701,734)	$(8,783,368)	$(81,634)
Net loss per common share — basic and diluted	$(0.39)	$(0.40)	$(0.01)

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)

	Three Month Period Ended March 31, 2008
Statement of Cash Flows	As Originally Reported	As Adjusted	Effect of Change
Cash Flows From Operating Activities:
Net loss	$(8,701,734)	$(8,783,368)	$(81,634)
Depreciation and amortization	$626,871	$606,908	$(19,963)
Accounts payable	$135,715	$140,373	$4,658
Accrued and other current liabilities	$(950,546)	$(920,546)	$30,000
Net cash used in operating activities	$(8,419,092)	$(8,486,031)	$(66,939)
Cash Flows From Investing Activities:
Investments in intangible assets	$(84,707)	$(17,768)	$66,939
Net cash used in investing activities	$(547,271)	$(480,332)	$66,939
Noncash Investing and Financing Activities:
Patent and license costs capitalized and included in accounts payable	$22,658	$18,000	$(4,658)
Patent and license costs capitalized and included in accrued liabilities	$381,000	$351,000	$(30,000)
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, “Earnings Per Share”, for the three month periods ended March 31, 2009 and 2008. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the three month periods ended March 31, 2009 and 2008 did not include the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive.

	Three month periods ended March 31,
	2009	2008
Stock options	3,508,438	3,405,640
Common stock warrants	1,300,119	1,300,119

	4,808,557	4,705,759

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of March 31, 2009 and December 31, 2008 comprise the following:

	March 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$2,027,043	$(516,350)	$1,510,693	$1,877,043	$(433,461)	$1,443,582
Amortization expense for intangible assets amounted to $82,889 and $84,306 for the three month periods ended March 31, 2009 and 2008, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2009 (Period from April 1 to December 31)	$108,667
2010	121,556
2011	121,556
2012	121,556
2013	121,556
Thereafter	476,302
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of March 31, 2009. The amortization period related to $0.4 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 for these services in each of the three month periods ended March 31, 2009 and 2008.
In 2006, the Company entered into a license agreement with Northwestern University, which provides the Company with an exclusive license to certain patents and patent applications that are based on inventions developed in the laboratory of Robert Letsinger or Chad Mirkin and related to nanotechnology and biobarcode technology. The Company has an obligation to pay Northwestern University a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007.
Pursuant to the Company’s Amended and Restated Registration Rights Agreement dated as of April 12, 2006, the Company has granted the following demand registration rights to Mr. Mark Slezak and Ms. Sheli Rosenberg, who are members of the Company’s board of directors, AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates, and Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders. Mr. William P. Moffitt, III, the Company’s chief executive officer and a member of the Company’s board of directors, and Chad Mirkin, a member of the Company’s board of directors, are parties to the Amended and Restated Registration Rights Agreement, but do not have the right to demand registration. At any time after the earlier to occur of (1) 120 days after the closing of the Company’s initial public offering, which occurred on November 6, 2007, or (2) April 1, 2010:
•	Long-Form Registrations. Stockholders holding at least 20% of the then outstanding shares of the Company’s common stock that are subject to the registration rights agreement, which the Company refers to as registrable securities, have the right to demand that the Company file a registration statement under the Securities Act on Form S-1 or any similar long-form registration covering their registrable securities. However, the Company is not obligated to file a long-form registration statement on more than three occasions upon the request of the Company’s stockholders.
•	Short-Form Registrations. Stockholders holding at least 10% of the then outstanding registrable securities have the right to demand that the Company file a registration statement on Form S-3 or any similar short-form registration covering their registrable securities, provided that such short-form registration is then available to the Company under applicable law. Such stockholders are entitled to request an unlimited number of short-form registrations, but the Company is not obligated to effect more than 2 short-form registrations during any twelve month period.
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan and the Nanosphere 2007 Long-Term Incentive Plan. The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with 10 year contractual terms. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 37% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The fair values of the Company’s option awards granted during the three month period ended March 31, 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

2009
Expected dividend yield	0%
Expected volatility	62%
Risk free interest rate	2.04%
Weighted-average expected option life	6.55 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$2.72
Estimated forfeiture rate for unvested options	4.6%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the plans, following the guidance in SEC Staff Accounting Bulletin No. 107 and 110, as the Company has a limited history of employees exercising their stock options and therefore cannot reasonably determine the expected life assumption based on its own historical data. Total compensation cost recognized in the three month periods ended March 31, 2009 and 2008 was $604,571 and $529,712, respectively.
As of March 31, 2009, the total compensation cost not yet recognized related to the nonvested awards is approximately $7.0 million, which amount is expected to be recognized over the next three years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of March 31, 2009, and for the three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2009	3,362,721	$5.68
Granted	170,900	$4.82
Exercised	—
Expired	(1,520)	$10.58
Forfeited	(23,663)	$5.61

Outstanding — March 31, 2009	3,508,438	$5.64	7.81	$1,401,862

Exercisable — March 31, 2009	852,601	$6.61	7.12	$325,004

Vested and Expected to Vest — March 31, 2009	3,386,270	$5.65	7.80	$1,352,326

There were no option exercises during the three month periods ended March 31, 2009 and 2008.
Included in the number of options outstanding at March 31, 2009 are 1,297,486 options with a weighted average exercise price of $4.66 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred, therefore the related options are not exercisable as of March 31, 2009. The total fair value of shares vested during the three month periods ended March 31, 2009 and 2008 was $581,622 and $31,760, respectively.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
6. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2009, the Company has paid aggregate initial license fees of $2.0 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $201,750 in 2009, $168,750 in 2010, $173,750 in 2011, $181,250 in 2012, $210,000 in 2013 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2025.
7. Stockholders’ Equity
As of March 31, 2009 and December 31, 2008, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at March 31, 2009 are as follows:

Class of Stock for	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $13.13 per share.	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $13.13 per share at March 31, 2009 increases every April by $2.19 cents per share, until the exercise price equals $17.50 per share which will occur in April 2010. On April 12, 2009, the exercise price increased to $15.32 per share.
8. Leases
The Company has an operating lease agreement expiring in May 2010 for its office and laboratory space. Rent and operating expenses associated with the office and laboratory space were $70,819 and $167,554 for the three month periods ended March 31, 2009 and 2008, respectively.
Annual future minimum obligations for the operating lease as of March 31, 2009, are as follows:

Operating
Years Ending December 31	Lease
2009 (Period from April 1 to December 31)	$391,740
2010	220,898

Total minimum lease payments	$612,638

9. Long Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. The Company was required to pay interest at a fixed annual rate of 12.5%, and a minimal amount of principal, for the initial twelve month period. For the following thirty months, the annual interest rate is fixed at 10.0%. Notes issued pursuant to this commitment are secured by a first security lien on all of the Company’s assets including intellectual property. In connection with the execution of the commitment and the initial note issuance under these agreements, the Company issued to the lenders 5,535,824 shares of the Company’s Series D Convertible Preferred Stock.
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt for the three month periods ended March 31, 2009 and 2008 was $390,066 and $574,640, which includes $145,606 and $200,130 of discount amortization, respectively. Cash interest paid on this debt was $256,215 and $378,098 for the three month periods ended March 31, 2009 and 2008, respectively. The fair value of the debt at March 31, 2009 is $7.9 million, which was derived by applying an income approach to determine the present value of forecasted debt payments as required under the debt agreements. To determine the appropriate yield by which to discount the cash flow payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
Aggregate annual principal payments on long-term debt are as follows:

2009 (April 1 to December 31)	$3,668,214
2010	3,917,293

$7,585,507

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
10. Inventory
Inventory on hand at March 31, 2009 and December 31, 2008 was comprised of the following:

	March 31,	December 31,
	2009	2008
Work-in-process component parts	$1,089,854	$1,068,840
Finished goods	780,668	658,678

Total	$1,870,522	$1,727,518

11. Property and Equipment
Property and equipment was comprised of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
Property and equipment — at cost:	2009	2008
Total property and equipment — at cost	$14,682,361	$14,516,371
Less accumulated depreciation	(7,883,413)	(7,222,147)

Net property and equipment	$6,798,948	$7,294,224

12. New Accounting Standards
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The Company adopted the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and such adoption had no material impact on the Company’s financial statements.
In April 2008, the FASB issued Final FASB Staff Position (“FSP”), FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company adopted this FSP on January 1, 2009. There was no financial impact as a result of the adoption of this FSP.
13. Subsequent Events
On May 1, 2009, the Company received 510(k) clearance from the FDA for the commercial sale of its respiratory panel which detects the presence of influenza A and B as well as respiratory syncitial virus A and B. The Company’s respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy.

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
These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after any statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
Nanosphere develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests to be performed on a single platform. We have developed or are currently developing diagnostic tests for markers which reveal the existence of a variety of medical conditions including cancer, cardiovascular, respiratory, autoimmune, neurodegenerative and infectious diseases, as well as for pharmacogenomics. Pharmacogenomics is an emerging subset of human genetic testing which correlates gene expression or mutation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine, where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The Verigene System’s ease of use, rapid turnaround times, relatively low cost and ability to support a broad test menu simplify work flow and reduce costs for laboratories already performing molecular diagnostic testing and allow a broader range of laboratories, including those operated by local hospitals, to perform these tests. Our ability to detect proteins, which is at least 100 times more sensitive than current technologies, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market and may seek opportunities either directly or through partnerships to commercialize our technologies in other markets.
We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. At that time, we also received clearance for two diagnostic tests. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine how an individual metabolizes the drug warfarin, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, to determine an individual’s risk for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis. We have established a direct sales organization within the United States and are focusing our initial commercial efforts on the hospital-based laboratory market.
In the fourth quarter of 2008, we filed 510(k) FDA submissions for two additional tests including cystic fibrosis and a panel of respiratory viruses. Our cystic fibrosis test, which is currently pending FDA clearance, enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.

On May 1, 2009, the Company received 510(k) clearance from the FDA for the commercial sale of its respiratory panel which detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of 1 and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
In the first quarter of 2009, we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease, a systematic iron build up that can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. There are currently no FDA-cleared tests on the market to detect these mutations of the HFE gene.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and for the identification of patients at risk for acute coronary syndrome. We have begun our FDA clinical trials and anticipate submitting the 510(k) application in 2009. We have also begun to enroll patients in an international prospective study named FAST-TRAC, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease.
In addition, we currently have research and development efforts underway for additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, an ultra-sensitive prostate-specific antigen (“PSA”) for diagnosis of recurrent prostate cancer and both rheumatoid factor (“RF”) and anti-cyclic citrullinated peptide (“Anti-CCP”) tests for the detection of rheumatoid arthritis. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of other diseases.
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
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.2 million for the three month period ended March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $213.5 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
Financial Operations Overview
Change in Method of Accounting for Patent Costs
In the third quarter of fiscal year 2008 and effective July 1, 2008, the Company elected to change its method of accounting for external patent-related costs. Prior to the change, the Company expensed as incurred all internal patent-related costs and capitalized external patent-related costs. Capitalized patent-related costs incurred in connection with approved patents were previously recorded as intangible assets at cost less accumulated amortization and were amortized over the patents’ estimated useful lives beginning upon the patent grant date. Costs capitalized were written off upon patent abandonment or expiration. Under the new method of accounting, all patent-related costs are expensed as incurred. All patent-related costs, including amortization expense for capitalized patent-related costs were, and will continue to be, classified as research and development expenses in the Company’s statements of operations.

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
Research and Development Expenses
Research and development expenses primarily include all expenses related to the development of the Verigene System and assays, and the expenses associated with fulfilling our obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, contract services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to remain approximately flat as we continue to develop future generations of the Verigene System, and additional genomic and protein tests.
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

Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008
Revenues
Revenues were $0.3 million for the three months ended March 31, 2009, as compared to $0.6 million for the three months ended March 31, 2008. Product sales were approximately flat at $0.3 million for the three months ended March 31, 2009 and 2008. There was no revenue from contracts and government grants for the three months ended March 31, 2009 and there was $0.3 million of contracts and government grant revenue for the three months ended March 31, 2008.
Cost of Product Sales
For the three months ended March 31, 2009 and 2008, cost of product sales was $0.3 million. We have initiated several product cost reduction programs, which include initiatives to reduce the cost of materials and labor. We expect per unit material costs to decline as a result of process automation, additional multi-cavity molds and volume absorption of overhead. Per unit labor costs will be reduced through additional cartridge assembly automation, increased production lot sizes and higher overall volume. We expect to reduce cost per unit substantially as we implement these manufacturing scale-up and automation programs and as volume increases.
Research and Development Expenses
Research and development expenses decreased to $4.8 million for the three months ended March 31, 2009, from $5.9 million for the three months ended March 31, 2008. The $1.1 million decrease in research and development expenses for the three months ended March 31, 2009 consists primarily of $0.4 million in staffing and $0.4 million of other expenses including cartridge development expenses for completed programs and legal expenses. In addition, research and development expenses for the three months ended March 31, 2008 included a $0.3 million loss on disposal of fixed assets which were replaced by more scalable manufacturing and development equipment.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased to $3.1 million for the three months ended March 31, 2009 from $3.4 million for the three months ended March 31, 2008. The $0.3 million decrease in sales, general and administrative expenses for the three months ended March 31, 2009 versus March 31, 2008 consists primarily of a $0.6 million decrease in staffing and initial implementation of our Sarbanes-Oxley compliance program, partially offset by a $0.3 million increase in troponin market development and clinical trial expenses associated with the FAST-TRAC cTnI study.
Interest Expense
Interest expense was $0.4 million for the three months ended March 31, 2009, as compared to $0.6 million for the three months ended March 31, 2008. The decrease in interest expense for the three months ended March 31, 2009 resulted from scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income was $0.2 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest income during the three months ended March 31, 2009 resulted from a lower average cash balance during this period as compared to the same period in 2008. In addition, interest rates declined significantly during the three-month period ended March 31, 2009 as compared to the same period in 2008.
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2008, we have received net proceeds of $102.2 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $9.2 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including cartridges and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2009, we had an accumulated deficit of approximately $213.5 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.

Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow in 2009 or 2010. During this period we expect to increase spending on additional manufacturing scale-up and additions to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of our FDA-cleared tests. We anticipate that our current cash and cash equivalents will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations into the second quarter of 2011.
As of March 31, 2009, we had $66.4 million in cash and cash equivalents as compared to $75.4 million at December 31, 2008. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities was $7.6 million for the three months ended March 31, 2009 as compared to $8.5 million for the three months ended March 31, 2008. The decrease in cash used was primarily due to a reduction in research and development expenses of $1.1 million for the three months ended March 31, 2009 as compared to the same period in 2008.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2009 as compared to $0.5 million for the three months ended March 31, 2008. Investments in property and equipment decreased $0.3 million during the three months ended March 31, 2009 due to the significant spending in 2008 to scale-up manufacturing for the commencement of product commercialization activities.
Net cash used in financing activities was relatively flat at $1.2 million for the three months ended March 31, 2009 as compared to $1.1 million for the three months ended March 31, 2008. Repayments of long-term debt increased $0.8 million for the three months ended March 31, 2009 as compared to the same period in 2008 due to the scheduled payments under the loan and security agreements. Offsetting this increase in cash used in financing activities for the three month period ended March 31, 2009 was a reduction in stock issuance expenses. As of December 31, 2007, approximately $0.8 million of transaction expenses related to our IPO were unpaid. Such expenses were paid during the three month period ended March 31, 2008.
While we anticipate that our capital resources will be sufficient to meet our estimated needs into the second quarter of 2011, we may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost savings. The amount of additional capital we may need to raise depends on many factors, including:
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
We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in diagnostics companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter, or raise funds at favorable rates or valuations. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Contractual Obligations and Commitments
Other than disclosed elsewhere in this Quarterly Report, our commitments have not changed significantly from disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Recent Accounting Pronouncements
See Note 12 to the Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2009 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio would have reduced interest income for the three month period ended March 31, 2009 by $173,441.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
Item 2. Unregistered Sales of Securities and Use of Proceeds
During the three months ended March 31, 2009, there were no sales of unregistered securities.
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
Date: May 7, 2009

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: May 7, 2009

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