Form 10-Q
period 2009-06-30
NANOSPHERE INC
filed 2009-08-11
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (847) 400-9000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ [This requirement is currently not applicable to the registrant.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 7, 2009 was 22,229,821.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$58,237,556	$75,356,960
Accounts receivable	360,677	385,908
Inventories	1,705,031	1,727,518
Other current assets	1,007,507	559,528

Total current assets	61,310,771	78,029,914

PROPERTY AND EQUIPMENT— Net	6,840,966	7,294,224
INTANGIBLE ASSETS — Net of accumulated amortization	1,500,677	1,443,582
OTHER ASSETS	111,824	128,190

TOTAL	$69,764,238	$86,895,910

CURRENT LIABILITIES:
Accounts payable	$1,530,558	$1,813,777
Accrued compensation	928,452	829,292
Other current liabilities	2,000,852	1,541,385
Long-term debt — current portion	5,121,386	4,818,211

Total current liabilities	9,581,248	9,002,665
LONG-TERM LIABILITIES:
Long-term debt — noncurrent portion	986,451	3,352,137

Total liabilities	10,567,699	12,354,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,229,596 and 22,228,696 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	222,296	222,287
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	275,465,863	274,232,825
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(221,915,391)	(205,337,775)

Total stockholders’ equity	59,196,539	74,541,108

TOTAL	$69,764,238	$86,895,910

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		(Note 1)		(Note 1)
REVENUE:
Grant and contract revenue	$159,497	$—	$159,497	$272,612
Product sales	242,740	194,715	497,965	498,119

Total revenue	402,237	194,715	657,462	770,731
COSTS AND EXPENSES:
Cost of sales	400,312	226,176	710,483	575,605
Research and development	4,439,933	6,023,828	9,240,185	11,947,657
Sales, general, and administrative	3,693,311	3,777,507	6,820,176	7,186,405

Total costs and expenses	8,533,556	10,027,511	16,770,844	19,709,667

Loss from operations	(8,131,319)	(9,832,796)	(16,113,382)	(18,938,936)
OTHER INCOME (EXPENSE):
Foreign exchange loss	. (1,906)	(235)	(2,180)	(24,645)
Interest expense	(344,156)	(545,591)	(743,078)	(1,130,628)
Interest income	93,238	546,698	281,024	1,478,917

Total other income (expense)	(252,824)	872	(464,234)	323,644

NET LOSS	$(8,384,143)	$(9,831,924)	$(16,577,616)	$(18,615,292)

Net loss per common share — basic and diluted	$(0.38)	$(0.44)	$(0.75)	$(0.84)
Weighted average number of common shares outstanding — basic and diluted	22,228,884	22,202,620	22,228,790	22,197,395
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(Unaudited)

	Six Month Periods Ended
	June 30,
	2009	2008
		As Adjusted
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,577,616)	$(18,615,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,484,784	1,265,616
Amortization of financing costs and accretion of debt discount	289,479	406,904
Loss from disposal of fixed assets	2,758	326,291
Share-based compensation	1,229,032	1,078,217
Changes in operating assets and liabilities:
Accounts receivable	25,231	(381,224)
Inventories	(74,104)	(658,429)
Other current assets	(447,979)	62,863
Accounts payable	(273,705)	(30,160)
Accrued and other current liabilities	730,061	(166,634)

Net cash used in operating activities	(13,612,059)	(16,711,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(814,302)	(1,520,137)
Investments in intangible assets	(340,000)	(58,733)

Net cash used in investing activities	(1,154,302)	(1,578,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(2,335,624)	(1,400,463)
Payments on capital lease obligation	(21,434)	(17,952)
Proceeds from the issuance of common stock, net of offering expenses	—	(778,731)
Proceeds from warrant redemptions	—	2,189
Proceeds from stock option exercises	4,050	163,310
Other	(35)	—

Net cash used in financing activities	(2,353,043)	(2,031,647)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,119,404)	(20,322,365)
CASH AND CASH EQUIVALENTS — Beginning of period	75,356,960	114,312,573

CASH AND CASH EQUIVALENTS — End of period	$58,237,556	$93,990,208

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$19,175	$527,961
License costs capitalized and included in accrued liabilities	75,000	567,000
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of June 30, 2009 and December 31, 2008, and
For the Three and Six Month Periods Ended June 30, 2009 and 2008
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
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $221.9 million, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, plant and equipment, intangible assets, service revenue and stock-based compensation. Actual results could differ from those estimates.
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
The following tables summarize the impact of the change in accounting principle on the previously issued statement of operations for the three and six month periods ended June 30, 2008 and statement of cash flows for the six month period ended June 30, 2008.

	Three Month Period Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Statement of Operations
Research and development	$6,028,926	$6,023,828	$(5,098)
Total costs and expenses	$10,032,609	$10,027,511	$(5,098)
Loss from operations	$(9,837,894)	$(9,832,796)	$5,098
Net loss	$(9,837,022)	$(9,831,924)	$5,098
Net loss per common share — basic and diluted	$(0.44)	$(0.44)	$—

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)

	Six Month Period Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Statement of Operations
Research and development	$11,871,121	$11,947,657	$76,536
Total costs and expenses	$19,633,131	$19,709,667	$76,536
Loss from operations	$(18,862,400)	$(18,938,936)	$(76,536)
Net loss	$(18,538,756)	$(18,615,292)	$(76,536)
Net loss per common share — basic and diluted	$(0.84)	$(0.84)	$—

	Six Month Period Ended June 30, 2008
	As Originally Reported	As Adjusted	Effect of Change
Statement of Cash Flows
Cash Flows From Operating Activities:
Net loss	$(18,538,756)	$(18,615,292)	$(76,536)
Depreciation and amortization	$1,310,785	$1,265,616	$(45,169)
Accounts payable	$(27,130)	$(30,160)	$(3,030)
Accrued and other current liabilities	$(188,630)	$(166,634)	$21,996
Net cash used in operating activities	$(16,609,109)	$(16,711,848)	$(102,739)
Cash Flows From Investing Activities:
Investments in intangible assets	$(161,472)	$(58,733)	$102,739
Net cash used in investing activities	$(1,681,609)	$(1,578,870)	$102,739
Noncash Investing and Financing Activities:
Patent and license costs capitalized and included in accrued liabilities	$597,000	$567,000	$(30,000)
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with SFAS No. 128, “Earnings Per Share”, for the three and six month periods ended June 30, 2009 and 2008. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the three and six month periods ended June 30, 2009 and 2008 did not include the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive.

	Three and six month periods ended June 30,
	2009	2008
Stock options	3,559,900	3,368,919
Common stock warrants	1,300,119	1,300,119

	4,860,019	4,669,038

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of June 30, 2009 and December 31, 2008 comprise the following:

	June 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$2,067,043	$(566,366)	$1,500,677	$1,877,043	$(433,461)	$1,443,582
Amortization expense for intangible assets amounted to $50,016 and $132,905 for the three and six month periods ended June 30, 2009, respectively, and to $84,302 and $168,608 for the three and six month periods ended June 30, 2008, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2009 (Period from July 1 to December 31)	$67,161
2010	134,322
2011	134,322
2012	134,322
2013	134,322
Thereafter	566,728

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of June 30, 2009. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 and $75,000 for these services in each of the three and six month periods ended June 30, 2009 and 2008.
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
Pursuant to the Company’s Amended and Restated Registration Rights Agreement dated as of April 12, 2006, the Company has granted the following demand registration rights to Mr. Mark Slezak and Ms. Sheli Rosenberg, who are members of the Company’s board of directors, AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates, and Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders. Mr. William P. Moffitt, III, the Company’s chief executive officer and a member of the Company’s board of directors, and Chad Mirkin, a member of the Company’s board of directors, are parties to the Amended and Restated Registration Rights Agreement, but do not have the right to demand registration. Currently, the following is applicable:
•	Long-Form Registrations. Stockholders holding at least 20% of the then outstanding shares of the Company’s common stock that are subject to the registration rights agreement, which the Company refers to as registrable securities, have the right to demand that the Company file a registration statement under the Securities Act on Form S-1 or any similar long-form registration covering their registrable securities. However, the Company is not obligated to file a long-form registration statement on more than three occasions upon the request of the Company’s stockholders.
•	Short-Form Registrations. Stockholders holding at least 10% of the then outstanding registrable securities have the right to demand that the Company file a registration statement on Form S-3 or any similar short-form registration covering their registrable securities, provided that such short-form registration is then available to the Company under applicable law. Such stockholders are entitled to request an unlimited number of short-form registrations, but the Company is not obligated to effect more than two short-form registrations during any twelve month period.
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan and the Nanosphere 2007 Long-Term Incentive Plan. The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 36% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The fair values of the Company’s option awards granted during the six month period ended June 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

2009
Expected dividend yield	0%
Expected volatility	62%
Risk free interest rate	2.26%
Weighted-average expected option life	6.37 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$2.76
Estimated forfeiture rate for unvested options	0.6%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the plans, following the guidance in SEC Staff Accounting Bulletin No. 107 and 110, as the Company has a limited history of employees exercising their stock options and therefore cannot reasonably determine the expected life assumption based on its own historical data. Total compensation cost recognized was $624,461 and $1,229,032 in the three and six month periods ended June 30, 2009, respectively, and $548,505 and $1,078,217 for the three and six month periods ending June 30, 2008, respectively.
As of June 30, 2009, the total compensation cost not yet recognized related to the nonvested awards is approximately $6.4 million, which amount is expected to be recognized over the next three years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of June 30, 2009, and for six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2009	3,362,721	$5.68
Granted	233,399	$4.85
Exercised	(900)	$4.50
Expired	(2,557)	$8.11
Forfeited	(32,763)	$5.59

Outstanding — June 30, 2009	3,559,900	$5.63	7.60	$1,221,885

Exercisable — June 30, 2009	1,197,129	$6.04	7.14	$422,275

Vested and Expected to Vest — June 30, 2009	3,451,213	$5.63	7.59	$1,185,103

Included in the number of options outstanding at June 30, 2009 are 1,291,386 options with a weighted average exercise price of $4.66 per share and accelerated vesting provisions based on the criteria mentioned above. None of the milestones which would accelerate vesting have occurred; therefore the related options are not exercisable as of June 30, 2009. The total fair value of shares vested during the three and six month periods ended June 30, 2009 was $1,119,284 and $1,700,906, respectively, and was $1,078,616 and $1,110,376 for the three and six month periods ended June 30, 2008, respectively.
6. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2009, the Company has paid aggregate initial license fees of $2.2 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1.0% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and the sums of such minimum payments are $201,750 in 2009, $173,750 in 2010, $178,750 in 2011, $186,250 in 2012, $210,000 in 2013 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2025.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
7. Stockholders’ Equity
As of June 30, 2009 and December 31, 2008, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at June 30, 2009 are as follows:

Class of Stock for	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $15.32 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $15.32 per share at June 30, 2009 will increase to $17.50 per share in April 2010.
8. Leases
The Company has an operating lease agreement expiring in May 2010 for its office and laboratory space. Rent and operating expenses associated with the office and laboratory space were $134,240 and $205,059 for the three and six month periods ended June 30, 2009, respectively, and $169,142 and $336,696 for the three and six month periods ended June 30, 2008, respectively.
Annual future minimum obligations for the operating lease as of June 30, 2009, are as follows:

Operating
Years Ending December 31	Lease
2009 (Period from July 1 to December 31)	$261,160
2010	220,898

Total minimum lease payments	$482,058

9. Long-Term Debt
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
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt was $335,973 and $726,039 for the three and six month periods ended June 30, 2009, respectively, which includes $127,507 and $273,113 of discount amortization. Interest expense on debt was $536,484 and $1,111,124 for the three and six month periods ended June 30, 2008, respectively, which includes $190,407 and $390,537 of discount amortization respectively. Cash interest paid on this debt was $220,587 and $476,802 for the three and six month periods ended June 30, 2009, respectively, and $356,805 and $734,903 for the three and six month periods ended June 30, 2008, respectively. The fair value of the debt at June 30, 2009 is $6.6 million, which was derived by applying an income approach to determine the present value of forecasted debt payments as required under the debt agreements. To determine the appropriate yield by which to discount the cash flow payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).
Aggregate annual principal payments on long-term debt are as follows:

2009 (July 1 to December 31)	$2,482,587
2010	3,917,293

$6,399,880

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
10. Supplemental Financial Information

	June 30, 2009	December 31, 2008
Inventories:
Work-in-process component parts	$905,879	$1,068,840
Finished goods	799,152	658,678

Total	$1,705,031	$1,727,518

	June 30, 2009	December 31, 2008
Property and Equipment — Net:
Total property and equipment — at cost	$15,402,151	$14,516,371
Less accumulated depreciation	(8,561,185)	(7,222,147)

Property and equipment — net	$6,840,966	$7,294,224

	June 30, 2009	December 31, 2008
Other Current Liabilities:
Accrued clinical trial expenses	$606,744	$266,135
All other	1,394,108	1,275,250

Total	$2,000,852	$1,541,385

11. New Accounting Standards
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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires an entity to provide the annual disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, in its interim consolidated financial statements. The Company adopted FSP 107-1 during the second quarter of fiscal 2009 and has included the required disclosures in these financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s management has evaluated its subsequent events for disclosure in this quarterly filing on Form 10-Q through August 11, 2009, the date on which the Financial Statements were issued,
12. Subsequent Events
In July 2009 Nanosphere was named as a defendant in a lawsuit filed by Eppendorf AG alleging patent infringement. The Company intends to vigorously defend this case as it believes that the claims lack merit. The Company believes that the resolution to these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any significant reserves related to this case.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.
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

On May 1, 2009, the Company received 510(k) clearance from the FDA for the commercial sale of its respiratory panel that detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of 1 and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
We are completing clinical trials and expect to file an application to the FDA for 510(k) clearance of our respiratory panel on our Verigene SP instrument during the third quarter of 2009. The Verigene SP instrument automates sample preparation, which should significantly reduce laboratory technician time required to perform this molecular test. We also believe that this assay offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved specificity over currently available rapid tests.
On July 24, 2009 we received 510(k) clearance from the FDA for our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
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
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and acute coronary syndrome. We are completing the necessary clinical trials and anticipate submitting the 510(k) application to the FDA in 2009. We have also begun to enroll patients in an international prospective study named FAST-TRAC, which is designed to support and further demonstrate the clinical utility of this assay.
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
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.4 million and $16.6 million for the three and six month period ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of $221.9 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007.

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
Revenue
Product sales are derived from the sale or lease of the Verigene System, including cartridges and related products sold to research laboratories and hospitals. Revenue also consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are primarily focused on driving product sales rather than government grants and contracts. However, Nanosphere was recently selected by a major pharmaceutical company to develop a custom pharmacogenomic assay to be used in conjunction with the clinical trials associated with a new therapeutic drug. We will continue to be opportunistic with regard to future contract and grant opportunities.
Cost of Sales
Cost of sales represents the cost of materials, direct labor and other overhead costs associated with manufacturing, delivering and selling the Verigene System, including cartridges and related products, as well as royalties on product sales and amortization of purchased intellectual property relevant to products available for sale. Costs associated with commercial contracts, including cartridges, instruments, materials and labor are also included in cost of sales.
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
Interest Expense
Interest expense includes the interest charges related to our debt, including non-cash interest expense relating to the amortization of debt discount and issue costs.
Three month Period Ended June 30, 2009 Compared to the Three month Period Ended June 30, 2008
Revenues
Revenues were $0.4 million for the three month period ended June 30, 2009, as compared to $0.2 million for the three month period ended June 30, 2008. Product sales were $0.2 million for each of the three month periods ended June 30, 2009 and June 30, 2008. The three month period ended June 30, 2009 also included $0.2 million of service revenue related primarily to the assay development contract with a major pharmaceutical company described earlier.
Cost of Sales
Cost of sales was $0.4 million for the three month period ended June 30, 2009 and $0.2 million for the three month period ended June 30, 2008. The $0.2 million increase in cost of sales for the three month period ended June 30, 2009 resulted from the $0.2 million increase in revenues for the same period. We have initiated several product cost reduction programs, which include initiatives to reduce the cost of materials and labor. We expect per unit material costs to decline as a result of process automation, additional multi-cavity molds and volume absorption of overhead. Per unit labor costs will be reduced through additional cartridge assembly automation, increased production lot sizes and higher overall volume. We expect to reduce cost per unit substantially as we implement these programs and as volume increases.
Research and Development Expenses
Research and development expenses decreased to $4.4 million for the three month period ended June 30, 2009, from $6.0 million for the three month period ended June 30, 2008. The $1.6 million decrease in research and development expenses for the three month period ended June 30, 2009 consists primarily of $0.7 million in staffing and $0.9 million of materials spending. The staffing reductions were driven by our increased focus on core research and development projects. The materials reduction was primarily related to the completion of the initial investment in Verigene SP development activities.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased slightly from $3.8 million for the three month period ended June 30, 2008 to $3.7 million for the three month period ended June 30, 2009. The $0.1 million decrease in sales, general and administrative expenses for the three months ended June 30, 2009 versus June 30, 2008 consists primarily of a $0.2 million decrease due to the completion of the initial implementation of our Sarbanes-Oxley compliance program, partially offset by an increase in clinical trial expenses associated with the FAST-TRAC cTnI study.
Interest Expense
Interest expense was $0.3 million for the three month period ended June 30, 2009, as compared to $0.5 million for the three months ended June 30, 2008. The decrease in interest expense for the three months ended June 30, 2009 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.

Interest Income
Interest income was $0.1 million and $0.5 million for the three month period ended June 30, 2009 and 2008, respectively. The decrease in interest income during the three months ended June 30, 2009 resulted from a lower average cash balance during this period as compared to the same period in 2008. In addition, interest rates declined significantly during the three-month period ended June 30, 2009 as compared to the same period in 2008.
Six month Period Ended June 30, 2009 Compared to the Six month Period Ended June 30, 2008
Revenues
Revenues were $0.7 million for the six month period ended June 30, 2009, as compared to $0.8 million for the six month period ended June 30, 2008. Product sales were flat at $0.5 million for each of the six month periods ended June 30, 2009 and June 30, 2008. The six month period ended June 30, 2009 also included $0.2 million of service revenue related primarily to the assay development contract with a major pharmaceutical company described earlier.
Cost of Sales
For the six month period ended June 30, 2009, cost of sales was $0.7 million and the June 30, 2008 cost of sales was $0.6 million.
Research and Development Expenses
Research and development expenses decreased to $9.2 million for the six month period ended June 30, 2009, from $11.9 million for the six month period ended June 30, 2008. The $2.7 million decrease in research and development expenses for the six month period ended June 30, 2009 consists primarily of $1.0 million in staffing and $1.3 million in materials spending. The staffing reductions were driven by our increased focus on core research and development projects. The materials reduction was primarily related to the completion of the initial investment in Verigene SP development activities. Most of the remaining decrease relates to the $0.3 million loss on disposal of fixed assets in 2008 that resulted from our upgrade to more scalable manufacturing and development equipment.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased to $6.8 million for the six month period ended June 30, 2009 from $7.2 million for the six month period ended June 30, 2008. The $0.4 million decrease in sales, general and administrative expenses for the six months ended June 30, 2009 versus June 30, 2008 consists primarily of a $0.7 million decrease in the completion of the initial implementation of our Sarbanes-Oxley compliance program, partially offset by a $0.3 million increase in sales and marketing expenses.
Interest Expense
Interest expense was $0.7 million for the six month period ended June 30, 2009, as compared to $1.1 million for the six month period ended June 30, 2008. The decrease in interest expense for the six months ended June 30, 2009 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income was $0.3 million and $1.5 million for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in interest income during the six months ended June 30, 2009 resulted from a lower average cash balance during this period as compared to the same period in 2008. In addition, interest rates declined significantly during the six month period ended June 30, 2009 as compared to the same period in 2008.

Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2008, we have received net proceeds of $102.2 million from our initial public offering, $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $12.5 million from our debt borrowings, and $9.2 million from grant and contract revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including cartridges and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2009, we had an accumulated deficit of approximately $221.9 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.
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
As of June 30, 2009, we had $58.2 million in cash and cash equivalents as compared to $75.4 million at December 31, 2008. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities was $13.6 million for the six months ended June 30, 2009 as compared to $16.7 million for the six months ended June 30, 2008. The decrease in cash used was primarily due to a reduction in research and development expenses of $2.7 million for the six months ended June 30, 2009 as compared to the same period in 2008.
Net cash used in investing activities was $1.2 million for the six months ended June 30, 2009 as compared to $1.6 million for the six months ended June 30, 2008. Investments in property and equipment decreased $0.7 million during the six months ended June 30, 2009 due to the significant spending in 2008 to scale-up manufacturing for the commencement of product commercialization activities. Investments in intangible assets increased $0.3 million during the six months ended June 30, 2009 due to the payment of licensing fees.
Net cash used in financing activities increased to $2.4 million for the six months ended June 30, 2009 as compared to $2.0 million for the six months ended June 30, 2008. Repayments of long-term debt increased $0.9 million for the six months ended June 30, 2009 as compared to the same period in 2008 due to the scheduled payments under the loan and security agreements. Offsetting this increase in cash used in financing activities for the six month period ended June 30, 2009 was a reduction in stock issuance expenses. As of December 31, 2007, approximately $0.8 million of transaction expenses related to our IPO were unpaid. Such expenses were paid during the six month period ended June 30, 2008.
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
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2009 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income for the six month period ended June 30, 2009 by $325,645.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
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

Item 2.	Unregistered Sales of Securities and Use of Proceeds
During the three month period ended June 30, 2009, there were no sales of unregistered securities.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Shareholders was held on June 16, 2009.

(b)	Eight nominees of the Board of Directors were elected to serve until the next annual meeting of stockholders in 2010. The votes were as follows:

	For	Withheld
William P. Moffitt III	20,028,822	754,281
Mark Slezak	19,688,687	1,094,416
Jeffrey R. Crisan	19,820,932	962,171
Andre de Bruin	19,717,901	1,065,202
Chad A. Mirkin	19,235,227	1,547,876
James J. Nahirny	19,230,715	1,552,388
Lorin J. Randall	20,687,045	96,058
Sheli Z. Rosenberg	20,126,394	656,709
(c)	The results of voting to ratify the audit committee’s selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 were as follows:

For
For	20,752,045
Against	28,708
Abstain	2,350
(d)	Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer

Date: August 11, 2009

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: August 11, 2009

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