Form 10-K/A
period 2008-12-31
NANOSPHERE INC
filed 2009-08-28
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Registrant’s telephone number, including area code: (847) 400-9000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (the registrant is not yet required to submit Interactive Data)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the annual report of Nanosphere, Inc. (the “Company”) for the fiscal year ended December 31, 2008, as filed on Form 10-K with the Securities and Exchange Commission on February 26, 2009 (the “Form 10-K”), is being filed solely to amend and restate the signature page to the Form 10-K to include a statement that the signatories to the Form 10-K are signing it in their respective capacities indicated in the signature block of the signature page of the Form 10-K. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) and 18 U.S.C. Section 1350 are filed as exhibits to this Amendment. Except as described above, all other information included in the Form 10-K remains unchanged.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: August 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ William P. Moffitt William P. Moffitt	President, Chief Executive Officer, Director (principal executive officer)	August 27, 2009

/s/ Roger Moody Roger Moody	Chief Financial Officer, Treasurer (principal financial officer and principal accounting officer)	August 27, 2009

/s/ Mark Slezak Mark Slezak	Chairman of the board of directors	August 27, 2009

/s/ Jeffrey R. Crisan Jeffrey R. Crisan	Director	August 27, 2009

/s/ André de Bruin André de Bruin	Director	August 27, 2009

/s/ Chad A. Mirkin Chad A. Mirkin	Director	August 27, 2009

/s/ James J. Nahirny James J. Nahirny	Director	August 27, 2009

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	August 27, 2009

/s/ Lorin J. Randall Lorin J. Randall	Director	August 27, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith