Form 10-Q/A
period 2009-03-31
NANOSPHERE INC
filed 2009-08-28
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33775
Nanosphere, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	36-4339870 (I.R.S. Employer Identification No.)
incorporation or organization)

4088 Commercial Avenue	Northbrook, Illinois 60062
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the quarterly report of Nanosphere, Inc. (the “Company”) for the fiscal quarter ended March 31, 2009, as filed on Form 10-Q with the Securities and Exchange Commission on May 7, 2009 (the “Form 10-Q”), is being filed solely to amend the certifications required by Rule 13a-14(a) and filed as exhibits 31.1 and 31.2 to the Form 10-Q to include in paragraph 4 of each certification a statement of management’s responsibility for establishing and maintaining internal control over financial reporting that was inadvertently omitted from these certifications. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer required by 18 U.S.C. Section 1350 are filed as exhibits to this Amendment. Except as described above, all other information included in the Form 10-Q remains unchanged.

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