Form 10-Q/A
period 2009-06-30
NANOSPHERE INC
filed 2009-08-28
CIK 1105184

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

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the quarterly report of Nanosphere, Inc. (the “Company”) for the fiscal quarter ended June 30, 2009, as filed on Form 10-Q with the Securities and Exchange Commission on August 11, 2009 (the “Form 10-Q”), is being filed solely to amend the certifications required by Rule 13a-14(a) and filed as exhibits 31.1 and 31.2 to the Form 10-Q to include in paragraph 4 of each certification a statement of management’s responsibility for establishing and maintaining internal control over financial reporting that was inadvertently omitted from these certifications. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer required by 18 U.S.C. Section 1350 are filed as exhibits to this Amendment. Except as described above, all other information included in the Form 10-Q remains unchanged.

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