Form 10-Q
period 2009-09-30
NANOSPHERE INC
filed 2009-11-05
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 2, 2009 was 27,649,131.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$50,296,154	$75,356,960
Accounts receivable	201,764	385,908
Inventories	1,544,165	1,727,518
Other current assets	1,515,200	559,528

Total current assets	53,557,283	78,029,914

PROPERTY AND EQUIPMENT— Net	6,429,522	7,294,224
INTANGIBLE ASSETS — Net of accumulated amortization	1,460,913	1,443,582
OTHER ASSETS	103,641	128,190

TOTAL	$61,551,359	$86,895,910

CURRENT LIABILITIES:
Accounts payable	$2,083,355	$1,813,777
Accrued compensation	943,730	829,292
Other current liabilities	1,902,134	1,541,385
Long-term debt — current portion	4,993,122	4,818,211

Total current liabilities	9,922,341	9,002,665
LONG-TERM LIABILITIES:
Long-term debt — noncurrent portion	—	3,352,137

Total liabilities	9,922,341	12,354,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 22,238,921 and 22,228,696 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	222,389	222,287
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	276,140,610	274,232,825
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(230,157,752)	(205,337,775)

Total stockholders’ equity	51,629,018	74,541,108

TOTAL	$61,551,359	$86,895,910

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE:
Grant and contract revenue	$422,300	$73,459	$581,797	$346,071
Product sales	306,717	209,772	804,682	707,891

Total revenue	729,017	283,231	1,386,479	1,053,962
COSTS AND EXPENSES:
Cost of sales	587,901	246,128	1,298,384	821,733
Research and development	4,618,001	5,683,346	13,858,186	17,631,003
Sales, general, and administrative	3,519,404	3,376,807	10,339,580	10,563,212

Total costs and expenses	8,725,306	9,306,281	25,496,150	29,015,948

Loss from operations	(7,996,289)	(9,023,050)	(24,109,671)	(27,961,986)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(338)	1,347	(2,518)	(23,298)
Interest expense	(287,185)	(499,836)	(1,030,263)	(1,630,464)
Interest income	41,451	495,067	322,475	1,973,984

Total other income (expense)	(246,072)	(3,422)	(710,306)	320,222

NET LOSS	$(8,242,361)	$(9,026,472)	$(24,819,977)	$(27,641,764)

Net loss per common share — basic and diluted	$(0.37)	$(0.41)	$(1.12)	$(1.24)
Weighted average number of common shares outstanding — basic and diluted	22,232,621	22,228,539	22,230,070	22,207,843
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Month Periods Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,819,977)	$(27,641,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,220,847	2,142,214
Amortization of financing costs and accretion of debt discount	405,305	592,040
Loss from write off-of intangible assets	—	245,134
Loss from disposal of fixed assets	2,758	326,291
Share-based compensation	1,861,910	1,649,151
Changes in operating assets and liabilities:
Accounts receivable	184,144	(375,886)
Inventories	42,199	(269,612)
Other current assets	(955,672)	306,643
Accounts payable	198,968	(484,303)
Accrued and other current liabilities	646,621	(629,438)

Net cash used in operating activities	(20,212,897)	(24,139,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(974,470)	(2,904,855)
Investments in intangible assets	(340,000)	(400,732)

Net cash used in investing activities	(1,314,470)	(3,305,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(3,557,982)	(2,482,383)
Payments on capital lease obligation	(21,434)	(30,545)
Proceeds from the issuance of common stock, net of offering expenses	—	(778,731)
Proceeds from warrant redemptions	—	2,189
Proceeds from stock option exercises	46,012	164,210
Other	(35)	—

Net cash used in financing activities	(3,533,439)	(3,125,260)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,060,806)	(30,570,377)
CASH AND CASH EQUIVALENTS — Beginning of period	75,356,960	114,312,573

CASH AND CASH EQUIVALENTS — End of period	$50,296,154	$83,742,196

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$99,299	$117,534
License costs capitalized and included in accrued liabilities	75,000	225,000
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of September 30, 2009 and December 31, 2008, and
For the Three and Nine Month Periods Ended September 30, 2009 and 2008
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2008 and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $230.2 million, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt and research and development contracts.
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
In July 2009, the Company was named as a defendant in a lawsuit filed by Eppendorf AG alleging patent infringement. The Company intends to vigorously defend this case as it believes that the claims lack merit. The Company believes that the resolution to these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any significant reserves related to this case.
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on earnings per share for the three and nine month periods ended September 30, 2009 and 2008. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2009 and 2008 did not include the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive.

	Three and Nine Months Ended
	September 30
	2009	2008
Stock options	3,588,405	3,368,062
Common stock warrants	1,300,119	1,300,119

	4,888,524	4,668,181

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of September 30, 2009 and December 31, 2008 comprise the following:

	September 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$2,067,043	$(606,130)	$1,460,913	$1,877,043	$(433,461)	$1,443,582

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
Amortization expense for intangible assets amounted to $39,763 and $172,669 for the three and nine month periods ended September 30, 2009, respectively, and to $91,720 and $260,328 for the three and nine month periods ended September 30, 2008, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2009 (Period from October 1 to December 31)	$39,763
2010	159,053
2011	150,719
2012	139,810
2013	136,174
Thereafter	583,394
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of September 30, 2009. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 and $112,500 for these services in each of the three and nine month periods ended September 30, 2009 and 2008.
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
Pursuant to the agreement between the Company and certain of its stockholders, the Company has granted the following demand registration rights to Mr. Mark Slezak and Ms. Sheli Rosenberg, who are members of the Company’s board of directors, AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates, and Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders. Mr. William P. Moffitt, III, the Company’s chief executive officer and a member of the Company’s board of directors, and Chad Mirkin, a member of the Company’s board of directors, are parties to this agreement, but do not have the right to demand registration. Currently, the following is applicable:
•	Long-Form Registrations. Stockholders holding at least 20% of the then outstanding shares of the Company’s common stock that are subject to the registration rights agreement, which the Company refers to as registrable securities, have the right to demand that the Company file a registration statement under the Securities Act on Form S-1 or any similar long-form registration covering their registrable securities. However, the Company is not obligated to file a long-form registration statement on more than three occasions upon the request of the Company’s stockholders.

•	Short-Form Registrations. Stockholders holding at least 10% of the then outstanding registrable securities have the right to demand that the Company file a registration statement on Form S-3 or any similar short-form registration covering their registrable securities, provided that such short-form registration is then available to the Company under applicable law. Such stockholders are entitled to request an unlimited number of short-form registrations.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan. The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain employee options vest ratably over four years of service, while other employee options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 36% of the options granted and outstanding contain “accelerated vesting” provisions.
The fair values of the Company’s option awards granted during the nine month period ended September 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

2009
Expected dividend yield	0%
Expected volatility	62%
Risk free interest rate	2.34%
Weighted-average expected option life	6.35 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$3.05
Estimated forfeiture rate for unvested options	2.2%
Expected volatility is based on calculated stock volatilities for publicly traded companies in the same industry and general stage of development as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options granted is derived from the average of the vesting period and the term of the option as defined in the plans, following the guidance in SEC Staff Accounting Bulletin No. 107 and 110, as the Company has a limited history of employees exercising their stock options and therefore cannot reasonably determine the expected life assumption based on its own historical data. Total compensation cost recognized was $632, 878 and $1,861,910 in the three and nine month periods ended September 30, 2009, respectively, and $570,935 and $1,649,151 for the three and nine month periods ending September 30, 2008, respectively.
As of September 30, 2009, the total compensation cost not yet recognized related to the nonvested awards is approximately $6.0 million, which amount is expected to be recognized over the next three years, which is a weighted average term, without taking into account any potential acceleration of vesting that might occur as discussed above because the milestone events that would trigger acceleration are not yet deemed probable. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of September 30, 2009, and for nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2009	3,362,721	$5.68
Granted	274,899	$5.35
Exercised	(10,225)	$4.50
Expired	(3,387)	$7.65
Forfeited	(35,603)	$5.97

Outstanding — September 30, 2009	3,588,405	$5.66	7.38	$8,011,920

Exercisable — September 30, 2009	1,285,340	$5.96	6.84	$2,862,112

Vested and Expected to Vest — September 30, 2009	3,482,464	$5.66	7.37	$7,775,029

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
Included in the number of options outstanding at September 30, 2009 are 1,287,646 options with a weighted average exercise price of $4.65 per share and accelerated vesting provisions based on the criteria mentioned above. During the third quarter of 2009, one of the five milestones as defined in the 2000 Plan were achieved. As a result, 20% of the outstanding options under the 2000 Plan with accelerated vesting provisions were vested as of September 30, 2009. The total fair value of shares vested during the three and nine month periods ended September 30, 2009 was $253,894 and $1,954,800, respectively, and was $91,916 and $1,202,292 for the three and nine month periods ended September 30, 2008, respectively.
6. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2009, the Company has paid aggregate initial license fees of $2.2 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1.0% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and the sums of such minimum payments are $201,750 in 2009, $173,750 in 2010, $178,750 in 2011, $186,250 in 2012, $210,000 in 2013 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2009 to 2025.
7. Stockholders’ Equity
As of September 30, 2009 and December 31, 2008, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at September 30, 2009 are as follows:

Class of Stock for	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $15.32 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $15.32 per share at September 30, 2009 will increase to $17.50 per share in April 2010.
8. Leases
The Company’s existing operating lease for its office and laboratory space expires in May 2010. On August 28, 2009, the Company executed a lease renewal which commences in June 2010 and ends in May 2014. Under the terms of the lease renewal, the Company has two successive three year options to renew the lease, and the Company has the right of first refusal to lease additional space within the facility.
Rent and operating expenses associated with the office and laboratory space were $117,073 and $322,131 for the three and nine month periods ended September 30, 2009, respectively, and $172,453 and $509,150 for the three and nine month periods ended September 30, 2008, respectively.
Annual future minimum obligations for the operating leases as of September 30, 2009, are as follows:

Operating
Years Ending December 31	Lease
2009 (Period from October 1 to December 31)	$130,580
2010	465,595
2011	426,643
2012	438,921
2013	451,198
Thereafter	190,131

Total minimum lease payments	$2,103,068

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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt was $279,002 and $1,005,041 for the three and nine month periods ended September 30, 2009, respectively, which includes $107,643 and $380,756 of discount amortization. Interest expense on debt was $490,186 and $1,601,310 for the three and nine month periods ended September 30, 2008, respectively, which includes $176,953 and $567,490 of discount amortization respectively. Cash interest paid on this debt was $183,854 and $660,656 for the three and nine month periods ended September 30, 2009, respectively, and $342,292 and $1,059,195 for the three and nine month periods ended September 30, 2008, respectively. The fair value of the debt at September 30, 2009 is $5.4 million, which was derived by applying an income approach to determine the present value of forecasted debt payments as required under the debt agreements. To determine the appropriate yield by which to discount the cash flow payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under the FASB’s accounting guidance on fair value measurements.
Aggregate annual principal payments on long-term debt are as follows:

2009 (October 1 to December 31)	$1,260,229
2010	3,917,293

$5,177,522

10. Supplemental Financial Information

Inventories:	September 30, 2009	December 31, 2008
Work-in-process component parts	$847,675	$1,068,840
Finished goods	696,490	658,678

Total	$1,544,165	$1,727,518

Property and Equipment — Net:	September 30, 2009	December 31, 2008
Total property and equipment — at cost	$15,687,006	$14,516,371
Less accumulated depreciation	(9,257,484)	(7,222,147)

Property and equipment — net	$6,429.522	$7,294,224

Other Current Liabilities:	September 30, 2009	December 31, 2008
Accrued clinical trial expenses	$921,063	$266,135
All other	981,071	1,275,250

Total	$1,902,134	$1,541,385

11. New Accounting Standards
Effective January 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. It was effective for certain financial assets and liabilities beginning January 1, 2008. The Company adopted the provisions of the new accounting guidance related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and such adoption had no material impact on the Company’s financial statements.
In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this new guidance on January 1, 2009 which resulted in no financial impact.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
In April 2009, the FASB issued revised guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements. The Company adopted the accounting guidance during the second quarter of fiscal 2009 and has included the required disclosures in these financial statements.
In May 2009, the FASB issued new accounting and disclosure guidance for events that occur subsequent to the balance sheet date but before the date that financial statements are issued or are available to be issued. The Company’s management has evaluated its subsequent events for disclosure in this quarterly filing on Form 10-Q through November 5, 2009, the date on which the financial statements were issued.
In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of generally accepted accounting principles (“GAAP”) and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance was effective for the Company as of September 30, 2009. The adoption of this guidance did not impact the Company’s financial statements since the FASB Codification is not intended to change or alter existing GAAP.
In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company is currently assessing the impact this guidance may have on its financial statements.
12. Subsequent Events
On October 9, 2009, the Company received 510(k) clearance for its second generation respiratory panel and the Verigene SP System. The Verigene SP instrument automates sample preparation, which should significantly reduce laboratory technician time required to perform this molecular test. The Company also believes that this assay offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved specificity over currently available rapid tests.
On October 21, 2009, the Company completed an underwritten public offering (the “Offering”) of 5,405,000 shares (the “Shares”) of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of approximately $35.3 million from the Offering after deducting underwriting discounts and commissions and offering expenses and anticipates using the proceeds from the Offering for general corporate purposes and working capital. The Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 which authorizes the issuance of common stock, warrants, preferred stock, stock purchase contracts or stock purchase units, under which $62.2 million of such securities are available for future issuance.

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

On May 1, 2009, the Company received 510(k) clearance from the FDA for the commercial sale of its respiratory panel that detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
On July 24, 2009, we received 510(k) clearance from the FDA for our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
On October 9, 2009, we received 510(k) clearance of our second generation respiratory panel and the Verigene SP System. The Verigene SP instrument automates sample preparation, which should significantly reduce laboratory technician time required to perform this molecular test. We also believe that this assay offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved specificity over currently available rapid tests. We plan to submit additional FDA applications for each of our previously 510(k) cleared assays to allow their use on the new Verigene SP.
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
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the “gold standard” biomarker for diagnosis of the occurrence and severity of myocardial infarction or heart attack and acute coronary syndrome. We have completed the necessary clinical trials and expect to submit the 510(k) application to the FDA in 2009. We are also enrolling patients in an international prospective study named FAST-TRAC, which is designed to support and further demonstrate the clinical utility of this assay.
In addition, we currently have research and development efforts underway for additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, a 2C19 pharmacogenetic test for a patient’s metabolism of clopidogrel, an ultra-sensitive prostate-specific antigen (“PSA”) for diagnosis of the recurrence of prostate cancer and a connective tissue panel including tests for rheumatoid arthritis and lupus. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection or more accurate monitoring of a broad range of other diseases.
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
Since our inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $24.8 million for the nine month period ended September 30, 2009. As of September 30, 2009, we had an accumulated deficit of $230.2 million. Our operations to date have been funded principally through capital contributions from investors in our initial public offering of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007. On October 21, 2009, we completed an underwritten public offering raising net proceeds of $35.3 million which is discussed in the “Liquidity and Capital Resources” section.

Financial Operations Overview
Revenue
Product sales revenue is derived from the sale or lease of the Verigene System, including cartridges and related products sold to research laboratories and hospitals. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are primarily focused on driving product sales rather than grants and contracts. However, the Company recently completed development of certain custom pharmacogenetic assays to be used in conjunction with the clinical trials associated with new therapeutic drugs for a major pharmaceutical company. We will continue to be opportunistic with regard to future contract and grant opportunities.
Cost of Sales
Cost of sales represents the cost of materials, direct labor and other manufacturing overhead costs incurred to produce Verigene cartridges and instruments, as well as royalties on product sales, amortization of purchased intellectual property relevant to products available for sale and depreciation of instrument leases and rentals. Costs associated with custom assay development contracts also include labor associated with assay development, validation and testing.
Research and Development Expenses
Research and development expenses primarily include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to remain approximately flat as we continue to develop future generations of the Verigene System, and additional genomic and protein tests.
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
Three month Period Ended September 30, 2009 Compared to the Three month Period Ended September 30, 2008
Revenues
Revenues were $0.7 million for the three month period ended September 30, 2009, as compared to $0.3 million for the three month period ended September 30, 2008. Product sales were $0.3 million for the three month period ended September 30, 2009 as compared to $0.2 million for the same period in 2008. The three month period ended September 30, 2009 also included $0.4 million of service revenue related primarily to the assay development contract with a major pharmaceutical company described earlier.

Cost of Sales
Cost of sales was $0.6 million for the three month period ended September 30, 2009 and $0.2 million for the three month period ended September 30, 2008. The $0.4 million increase in cost of sales for the three month period ended September 30, 2009 resulted from the assay development revenue associated with the contracts with a major pharmaceutical company described earlier and the increase in product sales. We have initiated several product cost reduction programs, which include initiatives to reduce the cost of materials and labor. We expect per unit material costs to decline as a result of process automation, additional multi-cavity molds and volume absorption of overhead. Per unit labor costs will be reduced through additional cartridge assembly automation, increased production lot sizes and higher overall volume. We expect to reduce cost per unit substantially as we implement these programs and as volume increases.
Research and Development Expenses
Research and development expenses decreased to $4.6 million for the three month period ended September 30, 2009, from $5.7 million for the three month period ended September 30, 2008. The $1.1 million decrease in research and development expenses for the three month period ended September 30, 2009 consists primarily of $0.4 million in staffing and $0.3 million of materials spending. The staffing reductions were driven by our increased focus on core research and development projects. The materials reduction was primarily related to the completion of the initial investment in Verigene SP development activities. Most of the remaining decrease relates to a $0.2 million impairment charge in 2008 associated with licensed technology which the Company does not plan to commercialize.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased slightly from $3.4 million for the three month period ended September 30, 2008 to $3.5 million for the three month period ended September 30, 2009. The $0.1 million increase in sales, general and administrative expenses for the three months ended September 30, 2009 consists primarily of a $0.4 million increase in clinical trial expenses associated with the FAST-TRAC cTnI study intended to create market differentiation for this assay, partially offset by a decrease due to the completion of the initial implementation of our Sarbanes-Oxley compliance program.
Interest Expense
Interest expense was $0.3 million for the three month period ended September 30, 2009, as compared to $0.5 million for the three months ended September 30, 2008. The decrease in interest expense for the three months ended September 30, 2009 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income decreased by $0.5 million for the three month period ended September 30, 2009 as compared to the same period in 2008. The decrease in interest income during the three months ended September 30, 2009 resulted from a lower average cash balance during this period as compared to the same period in 2008. In addition, interest rates declined significantly for the three-month period ended September 30, 2009 as compared to the same period in 2008.
Nine month Period Ended September 30, 2009 Compared to the Nine month Period Ended September 30, 2008
Revenues
Revenues were $1.4 million for the nine month period ended September 30, 2009, as compared to $1.1 million for the nine month period ended September 30, 2008. Product sales were $0.8 million for the nine month period ended September 30, 2009 as compared to $0.7 million for the same period in 2008. The nine month period ended September 30, 2009 also included a $0.5 million increase in service revenue related to custom assay development contracts, partially offset by a $0.3 million decrease in United States government contracts and grants.

Cost of Sales
For the nine month period ended September 30, 2009, cost of sales was $1.3 million and the September 30, 2008 cost of sales was $0.8 million. The $0.5 million increase in cost of sales for the nine month period ended September 30, 2009 resulted from the assay development revenue associated with the contracts with a major pharmaceutical company described earlier and the increase in product sales.
Research and Development Expenses
Research and development expenses decreased to $13.9 million for the nine month period ended September 30, 2009, from $17.6 million for the nine month period ended September 30, 2008. The $3.7 million decrease in research and development expenses for the nine month period ended September 30, 2009 consists primarily of $1.6 million in prototype materials spending and $1.4 million in staffing. The materials reduction was primarily related to the completion of the initial investment in Verigene SP development activities. The staffing reductions were driven by our increased focus on core research and development projects. Most of the remaining decrease relates to a $0.3 million loss on disposal of fixed assets in 2008 that resulted from our upgrade to more scalable manufacturing and development equipment, as well as a $0.2 million impairment of intangible assets described earlier.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased to $10.3 million for the nine month period ended September 30, 2009 from $10.6 million for the nine month period ended September 30, 2008. The $0.3 million decrease in sales, general and administrative expenses for the nine months ended September 30, 2009 versus September 30, 2008 consists primarily of a $0.8 million decrease in the completion of the initial implementation of our Sarbanes-Oxley compliance program, partially offset by a $0.5 million increase in sales and marketing expenses driven primarily by the ramp up of the FAST-TRAC clinical trial intended to create market differentiation for the cTnI assay.
Interest Expense
Interest expense was $1.0 million for the nine month period ended September 30, 2009, as compared to $1.6 million for the nine month period ended September 30, 2008. The decrease in interest expense for the nine months ended September 30, 2009 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income was $0.3 million and $2.0 million for the nine month periods ended September 30, 2009 and 2008, respectively. The decrease in interest income during the nine months ended September 30, 2009 resulted from a lower average cash balance during this period as compared to the same period in 2008. In addition, interest rates declined significantly for the nine month period ended September 30, 2009 as compared to the same period in 2008.
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
On October 21, 2009, the Company completed an underwritten public offering (the “Offering”) of 5,405,000 shares (the “Shares”) of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of approximately $35.3 million from the Offering after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from the Offering for general corporate purposes and working capital. The Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 which authorizes the issuance of common stock, warrants, preferred stock, stock purchase contracts or stock purchase units, under which $62.2 million of such securities are available for future issuance.

Since our inception, we have generated revenues from the sale of the Verigene System, including cartridges and related products, to our initial clinical customers, research laboratories and government agencies that are far below our operating expenses. As a result, we have incurred significant losses and, as of September 30, 2009, we had an accumulated deficit of approximately $230.2 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow in 2009 or 2010. During this period we expect to marginally increase spending on additional manufacturing scale-up and additions to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of our FDA-cleared products. We anticipate that our cash and cash equivalents (including proceeds from the Offering) will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations for the next two to three years.
We currently offer our customers an option to lease the Verigene System for a period of up to five years and we recover the cost of these leased systems over the term of the lease. To date, our aggregate upfront investment in systems rented to customers has not been material. However, we may need to increase investment in such systems to support future product placements under leasing agreements. We have established a relationship with a third party financing company which will provide our customers with an alternative financing option for their leased equipment. This arrangement will help mitigate the demand on our capital resources, for customers electing a third party lease option, by allowing us to recover the cost of such systems immediately instead of over several years.
As of September 30, 2009, we had $50.3 million in cash and cash equivalents as compared to $75.4 million at December 31, 2008. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities was $20.2 million for the nine months ended September 30, 2009 as compared to $24.1 million for the nine months ended September 30, 2008. The decrease in cash used was primarily due to a reduction in research and development expenses of $3.7 million for the nine months ended September 30, 2009 as compared to the same period in 2008.
Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2009 as compared to $3.3 million for the nine months ended September 30, 2008. Investments in property and equipment decreased $1.9 million during the nine months ended September 30, 2009 due to the significant spending in 2008 to scale-up manufacturing for the commencement of product commercialization activities.
Net cash used in financing activities increased to $3.5 million for the nine months ended September 30, 2009 as compared to $3.1 million for the nine months ended September 30, 2008. Repayments of long-term debt increased $1.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008 due to the scheduled payments under the loan and security agreements. Offsetting this increase in cash used in financing activities for the nine month period ended September 30, 2009 was a reduction in stock issuance expenses; approximately $0.8 million of IPO transaction expenses were paid during the nine month period ended September 30, 2008.
While we anticipate that our capital resources will be sufficient to meet our estimated needs over the next two to three years, we may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost savings. The amount of additional capital we may need to raise depends on many factors, including:
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
Contractual Obligations and Commitments
On August 28, 2009, the Company executed a lease renewal which commences on June 1, 2010 and ends on May 31, 2014. Base rent on the lease renewal will range from $34,957 per month for the first twelve months of the lease to $38,026 per month for the final twelve months of the lease renewal. The Company will also pay as additional rent its proportionate share of real estate taxes and operating expenses, which include all costs of operating, maintaining, replacing and repairing the leased facility. Except for this lease, our commitments have not changed materially from disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 26, 2009.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Recent Accounting Pronouncements
See Note 11 to the Financial Statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2009 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income for the nine month period ended September 30, 2009 by $457,221.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K. However, we added the following risk factor to our registration statement on Form S-3 as filed with the Securities and Exchange Commission on September 11, 2009:
Our 2007 Long-Term Incentive Plan includes an automatic share replenishment, or “evergreen,” provision that, unless our board of directors takes action to the contrary, will automatically increase the number of shares of our common stock reserved for issuance under this plan each year. Issuances of awards under this evergreen provision would cause further dilution to existing stockholders.
In March 2007 our board of directors adopted and our shareholders approved our 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the grant of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. The total awards originally authorized under the 2007 Plan was 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under our 2000 Equity Incentive Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares pursuant to the evergreen provision equal to the least of: 900,000 shares of common stock; 4.0% of our outstanding shares of common stock as of fiscal year end (889,147 shares at December 31, 2008); and an amount determined by the board of directors.
At December 31, 2008, there were 22,228,696 outstanding shares of our common stock. In addition, there were outstanding options to purchase 3,362,721 shares of our common stock, of which 2,830,821 were in the money based on our December 31, 2008 closing stock price. None of these outstanding options are covered by shares authorized pursuant to the evergreen provision. Pursuant to the evergreen provision, an additional 889,147 shares of our common stock were authorized for issuance under the 2007 Plan as of January 1, 2009. Collectively, the outstanding shares as of December 31, 2008, the in-the-money options and warrants as of December 31, 2008 and the additional shares authorized on January 1, 2009 pursuant to the evergreen provision were 25,948,664 (the “Adjusted Outstanding Shares”).
On January 1, 2010, January 1, 2011 and January 1, 2012, a maximum of 900,000 additional shares per year may be authorized under our 2007 Plan as a result of this evergreen provision. If the maximum number of shares under the evergreen provision were to be authorized and issued, the future shares issued under the evergreen provision would result in an approximate 10% increase in the Adjusted Outstanding Shares as of December 31, 2008.
The evergreen provision of the 2007 Plan will increase the likelihood that we will not request existing stockholders to authorize additional shares for issuance under the 2007 Plan or a new plan. However, other factors, such as a material increase in the number of our award-eligible employees, or competitive conditions to attract or keep valuable employees, may affect the likelihood of our requesting stockholders to authorize additional shares under this plan or a new plan. The issuance, perception that issuance may occur, or exercise of these options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
During the three month period ended September 30, 2009, there were no sales of unregistered securities.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
10.1	Second Amended and Restated Registration Rights Agreement *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer

Date: November 5, 2009

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: November 5, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Second Amended and Restated Registration Rights Agreement *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith