Form 10-K
period 2009-12-31
NANOSPHERE INC
filed 2010-03-11
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33775
Nanosphere, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4339870
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4088 Commercial Avenue	Northbrook, Illinois 60062
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 400-9000
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.01	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $58,030,023 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $4.91 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of March 4, 2010, there were 28,425,871 outstanding shares of common stock. The common stock is listed on the NASDAQ Global Market (trading symbol “NSPH”).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2009 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 25, 2010 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2009. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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
PART I.

Item 1.	Business.
References herein to “we,” “us,” “our” or “the Company” refer to Nanosphere, Inc. unless the context specifically requires otherwise.
Overview
We develop, manufacture and market an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests on a single platform. We have developed or are currently developing diagnostic tests for markers which reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other infectious diseases, as well as for pharmacogenomics.
Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities.
The Verigene System is differentiated by its ease of use, rapid turnaround times and ability to support a broad test menu. It also offers lower cost for laboratories already performing molecular diagnostic testing and allows a broader range of laboratories, including those operated by local hospitals, to perform these tests. Our ability to detect proteins, which can be 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market and may seek opportunities either directly or through partnerships to commercialize our technologies in other markets.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. 510(k) clearance is granted by the FDA if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought pre-market approval. We have also received 510(k) clearance to use the Verigene System for four diagnostic tests. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine the existence of certain genetic information believed to affect the metabolism of warfarin-based drugs, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, to determine an individual’s risk, based upon genetic information, for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis.
The third test is our respiratory panel which detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one year and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
On October 9, 2009, we received 510(k) clearance of our second generation respiratory panel and the Verigene SP System. The Verigene SP instrument automates sample preparation, which should significantly reduce laboratory technician time required to perform this molecular test. We also believe that our respiratory assay on the Verigene SP offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved specificity over currently available rapid tests. On November 24, 2009, we received clearance for a product insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Verigene SP. However, it is uncertain whether the ability to use this assay to detect H1N1 virus will be material to the Company based on the reduction in the number of recently reported H1N1 cases.
The fourth test is our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
We have elected to delay the launch of our 501(k) cleared cystic fibrosis test until such time as it may receive 510(k) clearance for use on the Verigene SP. In addition, we plan to submit additional FDA applications for each of our previously 510(k) cleared assays to allow their use on the new Verigene SP. We have engaged in dialogue with the FDA to identify any additional clinical studies that we need to receive 510(k) clearance to run these assays on the Verigene SP.
In the first quarter of 2009, we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. We re-submitted an amended 510(k) submission in October 2009 to supply additional data requested by the FDA. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease, a systematic iron build up that can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. This is a de novo 510(k) because there are currently no FDA-cleared tests on the market to detect these mutations of the HFE gene. We have received additional feedback from the FDA indicating that further testing would be necessary in order to proceed with this application. This assay was submitted for clearance on the original Verigene System and the FDA requires separate testing and a new application to clear this assay on the Verigene SP. Therefore, we plan to complete all necessary testing on the Verigene SP to submit a 510(k) application for it.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identification of patients at risk for acute coronary syndromes at risk for subsequent cardiovascular events. We submitted a 510(k) application to the FDA in the fourth quarter of 2009. We have received initial feedback from the FDA regarding our 510(k) submission indicating that significant further studies will be required to obtain clearance for our cTnI assay. We believe that some of the additional requirements suggested by the FDA may be addressed by results from our ongoing FAST-TRAC clinical study, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease. We plan to complete the FAST-TRAC clinical studies along with any other studies necessary to respond to the FDA’s requests in 2010.

We are currently conducting multi-site trials for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficiencies to metabolize clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary intervention (“PCI”) procedures. Clopidogrel metabolism is affected by the Cytochrome P-450 family of genes. Up to 30-50% of the patient population possess variations in these genes and do not properly metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing these variations so that alternative therapeutic approaches can be prescribed to effectively reduce clotting post-PCI.
In addition, we currently have research and development efforts underway on additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer and a multiplexed protein-based connective-tissue panel for the detection of rheumatoid arthritis, lupus and other related diseases. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases, such as cancer. We are in the process of assessing the commercial viability of these applications and the various paths to regulatory approval that may be available.
Our technology is broadly applicable beyond the clinical diagnostic market in both research and industrial applications. The Verigene System is presently used in research laboratories supporting collaborations and independent research in areas including cancer, infectious disease and Alzheimer’s disease. We have developed and delivered a biosecurity platform for the detection of various bioterrorism agents to the Technical Support Working Group, an agency affiliated with the U.S. Department of Defense.
As of December 31, 2009, our patent portfolio is comprised, on a worldwide basis, of 132 issued patents and 97 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 12 different technological claims and the pending patent applications cover approximately 4 additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern University (“Northwestern”) in May 2000 and they generally cover our core technology, including nanotechnology based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2009, we have non-exclusive licenses for at least 44 U.S. patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2010 to 2025. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
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
During 2009, we received 510(k) clearance from the FDA for the Verigene SP which handles the same processing steps, including DNA extraction, as the original Verigene system as well as sample preparation. This additional capability further automates and simplifies the testing process by extending the system workflow from sample to result. The Verigene System is also modular so that customers can attach a number of processors to each reader depending upon their laboratory test volume. We are also developing a fully automated instrument with high throughput and sample preparation for larger hospital based laboratories. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.
Our Applications
We are commercializing or have in development several genomic and protein assays including the following:

Assay	Condition Detected	Status

Genomic Tests

Hyper-coagulation	Genetic mutation that could indicate increased risk of blood clots, stroke and pulmonary embolism	Verigene FDA clearance received October 2007

Warfarin Metabolism	Genetic mutation important in proper initial dosing of leading anticoagulant	Verigene FDA clearance received September 2007

Cystic Fibrosis	Cystic fibrosis gene mutation; prenatal carrier screening & diagnosis confirmation	Verigene FDA clearance received July 2009

Respiratory Virus Panel	Respiratory illness	Verigene FDA clearance received May 2009; Verigene SP FDA clearance received October 2009

HFE — hemochromatosis	Hemochromatosis, iron overload disease	Amended 510(k) filed with the FDA in October 2009

CYP450 2C19	Clopidigrel metabolism	In clinical trials

Blood Infection Panel	Blood infection	In development

Protein Tests

Cardiac Troponin I	Cardiovascular disease; risk stratification; diagnosis of heart attack	Filed with the FDA in the fourth quarter of 2009

Connective Tissue Disease	Rheumatoid arthritis, lupus, psoriatic arthritis, spondyloarthropathies, scleroderma and Sjogren’s syndrome	In development

Prostate Specific Antigen	Post-surgical recurrence of prostate cancer	In development

We are also continuing to research the expansion of our test menu in areas including, cancer, autoimmune, allergy, neurodegenerative, cardiovascular, infectious diseases and pharmacogenomics.
Genomic Assays
Hyper-coagulation. Currently available technologies for this test are limited by contamination issues associated with the polymerase chain reaction, or PCR, genomic test as well as its cost resulting from a complex and costly work flow and large number of process steps. Our hyper-coagulation panel consists of a multiplex of three genetic markers. This test enables the direct detection of mutations associated with a pre-disposition to blood clots on a much simpler platform than current alternatives. Our hyper-coagulation assay received 510(k) clearance for use on the original Verigene System in October 2007.
Warfarin Metabolism. Our warfarin metabolism assay received 510(k) clearance for use on the original Verigene System in September 2007. Our assay is the first FDA-cleared genetic diagnostic test to assess warfarin metabolism. Our warfarin metabolism panel detects three genetic markers that play a critical role in metabolizing warfarin and determining an individual’s sensitivity to the drug. Through detection of these genetic markers, doctors are able to determine the appropriate initial warfarin dosage level in a safer and more efficient manner than current methods. Most of the other assays available today require PCR prior to running the assay, which contributes significantly to the cost and complexity of testing.
Cystic Fibrosis. Our cystic fibrosis assay received 510(k) clearance for use on the original Verigene System in July 2009. This assay provides a multiplex panel for the detection of mutations in the CFTR gene that contribute to a higher risk of cystic fibrosis. Currently available technologies for this test typically require up-front PCR and post-PCR multiplexing technologies, which involve complex and costly work flow which require more testing duration and hands-on lab technician time as well as additional process steps. Our direct detection method enables detection of each of the 23 CFTR gene mutations related to cystic fibrosis recognized by the American College of Obstetricians and Gynecologists.
Respiratory Virus Panel. On May 1, 2009, we received 510(k) clearance for the commercial sale of our respiratory panel for use on the original Verigene System which detects the presence of influenza A and B as well as RSV A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under 12 months and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate therapy. On October 9, 2009, we received 510(k) clearance of our second generation respiratory panel for use on the Verigene SP. On November 24, 2009, we received clearance for a label change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using clinical isolates running our respiratory assay on the Verigene SP.
HFE. A de novo 510(k) for our HFE assay for use on the original Verigene System was submitted to the FDA in February 2009 and we submitted an amended 510(k) in October 2009. We have received additional feedback from the FDA indicating that further testing would be necessary in order to proceed with this application. This assay was submitted for clearance on the original Verigene System and the FDA requires separate testing and a new application to clear this assay on the Verigene SP. Therefore, we plan to complete all necessary testing on the Verigene SP to submit a 510(k) application for it. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease. Over time, hemochromatosis causes iron build up and eventually can cause diseases in the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. There are currently no FDA cleared tests on the market.
Cytochrome P450 2C19. Our 2C19 assay is for the detection of mutations that lead to deficiency in the metabolism of clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary intervention (“PCI”) procedures. Clopidogrel is metabolized through the Cytochrome P-450 family of genes. Up to 30-50% of the patient population possess variations in these genes and do not properly metabolize this drug, thus increasing the risk of adverse events. Therapeutic approaches can be prescribed to effectively reduce clotting post-PCI.
Blood Stream Infection. We are developing three blood stream infection panels for the earlier determination of specific bacterium present within patients with blood stream infections. Currently under development are gram positive, gram negative and fungal panels. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within the first 24 hours rather than after several days. We believe that this early detection will allow patients to avoid unnecessary treatments that often include serious side effects.

Protein Assays
Our initial assay development efforts are focused on the earlier detection of disease through application of our ultra-sensitive protein detection technology to existing biomarkers. The following assays are in development:
Cardiac Troponin I. The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identification of patients at risk for acute coronary syndrome. We submitted a 510(k) application to the FDA in the fourth quarter of 2009. We have received initial feedback from the FDA regarding our 510(k) submission indicating that significant further studies will be required to obtain clearance for our cTnI assay. We believe that some of the additional requirements suggested by the FDA may be addressed by results from our ongoing FAST-TRAC clinical study, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease. We plan to complete the FAST-TRAC clinical studies along with any other studies necessary to respond to the FDA’s requests in 2010.
This assay is for the detection of cTnI in patients suspected of having cardiovascular disease. Although there are various diagnostic tests used to detect acute myocardial infarction, both the American College of Cardiology and the American Heart Association issued guidelines asserting that testing for cardiac troponin is the definitive laboratory standard for the diagnosis of myocardial infarction. Troponin assays are not only more sensitive but also more specific than tests for other existing cardiovascular disease biomarkers.
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
Initial clinical studies have demonstrated our ability to reliably identify a rise in cardiac troponin significantly below the limits of detection of assays currently on the market, at levels where the assay can diagnose acute myocardial infarctions earlier and detect precursor cardiac events including unstable angina, cardiac necrosis and ischemia. Furthermore, this level of sensitivity could also lead to more accurate risk stratification of people with early stages of cardiovascular disease such as angina. We believe that a new definition of “normal” will be defined at a lower troponin concentration level that currently marketed tests cannot detect. Our FAST-TRAC trial is designed to test new diagnostic attributes of the assay, including its predictive value.
Prostate Specific Antigen — Recurrent Prostate Cancer. This assay is designed to detect a recurrence of prostate cancer following prostate removal, a standard treatment for prostate cancer. Prostate specific antigen, or PSA, is a protein produced by the cells of the prostate gland and may be found in an increased amount in those with prostate cancer. Despite regular post-surgery PSA testing, most cases of recurrence are not detected for several years because the rising PSA levels in these patients does not reach the limit of detection using current technologies. We expect our ultra-sensitive PSA detection assay will diagnose recurrence much more quickly. Our research data suggests that patients without recurrence do not have rising PSA levels within the first six months post prostatectomy. Therefore, we believe our assay will enable more immediate treatment for patients with recurrence and avoidance of unnecessary treatments and life altering side effects for patients without recurrence.

Connective-tissue. We are developing a multiplexed protein test for the detection of rheumatoid arthritis, lupus and other connective tissue diseases. This assay combines the advantage of testing for multiple proteins on a single cartridge with higher sensitivity that enables earlier detection of disease. Additionally, we have novel, proprietary biomarkers in research. We believe these assays will provide rheumatologists an economical and easy to use solution for diagnosing patients with connective tissue diseases.
Biomarker Validation. We are also applying our ultra-sensitive protein detection methods to the development of tests for both established protein biomarkers as well as the validation of novel protein targets that may lead to earlier detection of medical conditions including in the areas of autoimmune diseases, allergies, cancers and neurodegenerative disorders.
Our Technology
We believe our technology will drive greater usage of ultra-sensitive and multiplexed protein and genomic diagnostics in routine clinical laboratories, much as enzyme-linked immunosorbent assay, or ELISA, accelerated the use of protein testing in the 1970s and 1980s and PCR catalyzed the emergence of nucleic acid diagnostics in the 1990s.
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
The properties of nanoparticle probes can be tailored by controlling the size of the particles, the density of recognition-oligomers or antibodies on the nanoparticles, the use of diluent oligonucleotides, the use of spacer oligonucleotides and the salt concentration. Combined, the optimization of these properties enables us to deliver superior analytical performance characteristics versus other methods, for example:
•	High Signal-to-Noise Ratio. Our nanoparticle probes deliver significantly stronger signals than the fluorescent probes, or fluorophores, used in most diagnostic platforms today. Nanoparticles are typically 10-100 nm in diameter and therefore significantly larger than conventional fluorophores. This size difference enables nanoparticles to produce up to 10,000 times more signal via light scattering than a fluorophore. A single nanoparticle can be detected with simple optical instrumentation with very high sensitivity, thus eliminating the need to employ our amplification techniques.

•	Orders of Magnitude Greater Sensitivity and Lower Detection Limits. The sensitivity and limits of detection of our technology are further enhanced by a silver-staining step, which effectively amplifies the signal from each nanoparticle bound to a target molecule. In this process, silver is coated onto the gold nanoparticle surface, producing larger particles with enhanced optical properties. Whereas the leading technologies today can detect molecules at the picomolar range (10-12), our technology is capable of up to a million times higher sensitivity at the attomolar (10-18) range, enabling the unprecedented analysis of rarely expressed genes or low abundance proteins for early disease detection and diagnosis.

•	Unparalleled Specificity. A key property of the oligonucleotide-linked gold nanoparticle is an extremely sharp melting curve. The melting curve is the temperature range during which the capture oligonucleotide dissociates with the complementary target oligonucleotide in the sample. Our nanoparticles exhibit dissociation transitions of less than one degree in Celsius temperature, whereas most alternative products are based on polymerase chain reaction, or PCR, which exhibits melt transitions typically in the 15-30 degree range. The narrow band of temperature in which binding and dissociation occurs, creates a significantly higher signal to noise ratio resulting in greater specificity. These qualities eliminate errors caused by mismatched nucleotide pairs, thereby allowing genomic targets differing by a single nucleotide (base pair) to be distinguished with unprecedented selectivity. Sharp melting curves are a proprietary feature of our nanoparticles and our patent portfolio includes issued patents protecting the methods and product performance related to melt transition curves.

•	High Count Multiplexing. Our core technology enables high count multiplexing, or simultaneous multiple target identification in a single sample, using a simple low-density microarray. A sample and probe mixture is introduced simultaneously into a single self-contained reaction chamber pre-printed with multiple reaction spots, each containing capture strand oligonucleotides or proteins that are complementary to a specific target molecule of interest. By utilizing the sharp melt transition of the nanoparticle probes, multiple targets can be discretely identified in a single sample. This methodology eliminates the need for complex and costly means of physically isolating individual target molecules.

•	Detection of Genomic and Protein Molecules Simultaneously. We are able to synthesize our gold nanoparticle probes for the simultaneous multiplexed detection of both protein and genomic targets in the same assay.

•	Superior Reaction Kinetics. The sharp melt transition curves in our gold nanoparticles increase binding affinity thereby leading to improved assay kinetics and efficiency.

•	Long-Term Stability. The high density of oligonucleotides per nanoparticle, serves both as a protective and recognition layer on the nanoparticle surface and ensures the long-term stability of our nanoparticles. We have patented approaches using localized salt and buffer concentrations that deliver long-shelf life for our technology and reagent set.
Assay Format
Our silver-enhanced gold nanoparticles and related optical detection technology are used for diagnostic assays which detect genomic and proteomic targets captured onto microarrays as shown in the “Schematic of Microarray Based Detection Using Nanoparticle Probes” below. The microarray format enables high count multiplexing of assay targets, facilitating the development of a broad menu of tests, including for complex diseases where multiple targets must be evaluated to provide a diagnosis, in a simple, scalable format.
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

Schematic of Microarray Based Detection Using Nanoparticle Probes
The above graphic depicts a genomic or proteomic assay utilizing a molecule attached to a gold nanoparticle. In the case of a genomic assay, the molecule represents an oligonucleotide. In the case of a proteomic assay, the molecule represents an antibody.
Research and Development
Our research and development efforts are focused on:
•	Expanding and Enhancing the Capabilities of Our Instrument Platform. Design elements and components of our current instrument platform, the Verigene System, will serve as the foundation for future generation development. The Verigene SP incorporates sample preparation into our system. By adding this step, labs can now process a raw sample material, in most cases whole blood, in a single step. This feature is critical for analyzing infectious diseases and will further simplify the processing of clinical samples from swab, cerebrospinal fluid and serum.

We are also developing a fully automated instrument with increased high throughput and sample preparation for both infectious disease and human genetic tests for larger hospital based laboratories. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.
•	Developing Additional Genomic and Protein Assays. We are in various phases of developing and commercializing new assays for detecting protein biomarkers, infectious diseases and human genetic markers. Currently, we are researching additional human genetic, infectious disease and ultra-sensitive protein assays.

•	Validating and Commercializing New Biomarkers. We have a dedicated team of protein scientists and assay developers who conduct assay development to support feasibility testing and new protein biomarker validation. This team is collaborating with clinical researchers in academic and private settings to apply our ultra-sensitive protein detection technology to the researchers’ efforts to create diagnostic methods with greater clinical sensitivity and specificity. We are also applying our ultra-sensitivity methods to the development of established protein biomarkers that may lead to earlier detection of medical conditions including cancer, neurodegenerative disorders including Alzheimer’s disease, sepsis and mad cow disease, as well as for blood screening and veterinary applications.
•	Enhancing Performance of Established Product Systems and Developing New Applications. We have entered into a license agreement with Northwestern which provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Nanosphere also has the right of first negotiation for an exclusive license on inventions after such date. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.
Employees
As of December 31, 2009, we had 105 full-time employees. Of these employees, 46 were in research and development, 31 were in manufacturing (in support of both product sales and the research and development function), 15 were in sales and marketing and 13 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.
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
Manufacturing
We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 12,000 square feet of the 40,945 square feet which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes, assay reagents, test cartridges and Verigene System instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practice — Quality System Regulation as required by the FDA for the manufacture of in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control.
We have controlled methods for the consistent manufacturing of our proprietary nanoparticles and production oligonucleotides at very high purity (greater than 95%). We also manufacture at our Northbrook facility a proprietary linker to ensure stable bonding of the oligonucleotide to the gold nanoparticle.
All quality control tests are validated to ensure product quality measurements are accurate. Manufacturing of the Verigene System, including test cartridges, is tightly controlled with the use of manufacturing batch records. These records control which product is produced and ensure that each batch of product is manufactured consistently and according to the intended design.

We plan to continue to manufacture components that we determine are highly proprietary or difficult to produce consistently while outsourcing commodity components. As we continue to execute on our sales and market plans, we have ramped-up our manufacturing operations to meet demand. We are likely to establish additional outsourcing partnerships as we manufacture additional products. While we believe our current facilities and expansion rights are adequate to meet our manufacturing needs for at least the next three years, we may need to lease additional space. Our recently revised facilities lease includes a right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2010, we will likely require expanded facilities to meet anticipated demand beyond 2010.
Sales and Marketing
As a part of our business strategy, we have a direct sales and marketing organization to support the sales of the Verigene System and its initial menu of tests in the United States. This organization comprises geographically dispersed sales representatives and clinical support specialists as well as a centralized staff of market and product managers. We believe that the primary market for our diagnostic applications will be hospital-based laboratories and academic research institutions in the United States. A customer may purchase the Verigene System, lease it from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment.
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
Competition
We primarily face competition in the nucleic acid based testing market from companies that provide PCR-based technologies. We believe that, over time, the Verigene System will compete with these companies primarily on the following factors: (1) cost effectiveness; (2) ease of use; (3) multiplex capability; (4) range of tests offered; (5) immediacy of results; and (6) reliability.
We also face competition in the protein detection market from companies that provide mass spectrometry systems. Although mass spectrometry systems offer high sensitivity, they are extremely costly, require significant time and effort by sophisticated staff and cannot detect many complex, disease-causing proteins. Due to these significant limitations we consider mass spectrometry systems to be a lower competitive threat within commercial protein diagnostics laboratories.
The protein detection market also includes companies that provide ELISA-based testing systems. We believe that our technology, which is at least 100 times more sensitive than ELISA-based technologies provides a significant advantage because it can detect proteins at lower concentrations equating to earlier detection of disease. This sensitivity will create new value for existing biomarkers and allow the discovery of novel biomarkers for the treatment and monitoring of disease where none exist today.
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
510(k) Clearance
The FDA will grant 510(k) clearance if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought PMA. The FDA has recently been requiring more rigorous demonstration of substantial equivalence than in the past. In some cases, such as may be the case with our HFE and Cardiac Troponin I 510(k) submissions, the FDA may require additional clinical data than it would have required in the past. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions and clearances.
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
Obtaining FDA Clearance for Our Products
We received 510(k) clearance from the FDA for commercial sale of the Verigene System in the second half of 2007. We have also received 510(k) clearance to use the Verigene System for four diagnostic tests. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine the existence of certain genetic information believed to affect the metabolism of warfarin based drugs, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, to determine an individual’s risk, based upon genetic information, for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis.
The third test is our respiratory panel which detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one year and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity. The fourth test is our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
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
Other Information
Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations section of the Company’s website (www.nanosphere.us) as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 1A.	Risk Factors.
Our results from operations may be affected by the risk factors set forth below.  All investors should consider the following risk factors before deciding to purchase securities of the Company.  If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.
Risks Related to Our Business
We have a history of losses and we may never achieve or maintain profitability.
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses attributable to common stock of $33.9 million, $37.0 million and $59.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $239.3 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.
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
Our products are subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. The 510(k) clearance and premarket approval processes as well as the foreign approvals required to initiate sales outside the United States can be expensive, time consuming and uncertain. It may take as long as eighteen months or longer from submission to obtain 510(k) clearance, and from one to three years from submission to obtain premarket approval; however, it may take longer, and 510(k) clearance or premarket approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. We have limited experience in filing FDA applications for 510(k) clearance and premarket approval. There are no assurances that we will obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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
We expect capital outlays and operating expenditures to increase over the next few years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. We anticipate that our current cash and cash equivalents, which include the net proceeds of our initial and secondary public offerings, will be sufficient to meet our estimated needs for approximately two years. However, we operate in a market that makes our prospects difficult to evaluate, and we may need additional financing to execute on our current or future business strategies. The amount of additional capital we may need to raise depends on many factors, including:
•	the level of research and development investment required to maintain and improve our technology;

•	the amount and growth rate, if any, of our revenues;

•	changes in product development plans needed to address any difficulties in manufacturing or commercializing the Verigene System and enhancements to our system;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	the expansion of our sales force; and

•	changes in regulatory policies, practices or laws that affect our operations, including clearance to market our products.
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
As of December 31, 2009, our patent portfolio is comprised, on a worldwide basis, of 132 issued patents and 97 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 12 different technological claims and the pending patent applications cover approximately 4 additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern University (“Northwestern”) in May 2000 and they generally cover our core technology, including nanotechnology based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. Our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, we have non-exclusive licenses for 44 patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2009 to 2025. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised, on a worldwide basis, of 132 issued patents and 97 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
Our commercial success depends on our ability to operate without infringing the patents and other proprietary rights of third parties. We are aware of third party patents that may relate to our products and technology. There may also be other patents that relate to our products and technology of which we are not aware. We may unintentionally infringe upon valid patent rights of third parties. Although we are currently not involved in any material litigation involving patents, a third party patent holder could assert a claim of patent infringement against us in the future. Alternatively, we may initiate litigation against the third party patent holder to request that a court declare that we are not infringing the third party’s patent and/or that the third party’s patent is invalid or unenforceable. If a claim of infringement is asserted against us and is successful, and therefore we are found to infringe, we could be required to pay damages for infringement, including treble damages if it is determined that we knew or became aware of such a patent and we failed to exercise due care in determining whether or not we infringed the patent. If we have supplied infringing products to third parties or have licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for damages they may be required to pay to the patent holder and for any losses they may sustain. We can also be prevented from selling or commercializing any of our products that use the infringing technology in the future, unless we obtain a license from such third party. A license may not be available from such third party on commercially reasonable terms, or may not be available at all. Any modification to include a non-infringing technology may not be possible or if possible may be difficult or time-consuming to develop, and require revalidation, which could delay our ability to commercialize our products.

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
We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs and complying with regulatory requirements. In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require. Additionally, some of the components of the Verigene System are custom-made by only a few outside vendors, and we do not have long-term supply contracts for the materials or components supplied by any of our vendors. If we are unable to obtain from one or more of these vendors the needed materials or components that meet our specifications on commercially reasonable terms, or at all, we may not be able to meet the demand for our products. We have not arranged for alternate suppliers, and it may be difficult to find alternate suppliers in a timely manner and on terms acceptable to us.
We manufacture in one facility. If there were to be a significant disruption in our ability to use this facility, it would take significant time to setup and validate an alternative manufacturing facility. Disruptions due to lack of power, flooding, fire and environmental controls could adversely impact our ability to manufacture. In addition, we have been steadily increasing manufacturing capacity to meet demand for our products. A disruption of our manufacturing operations resulting from scale-up related challenges such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment, and management of our quality controls could cause us to cease, delay, or limit our manufacturing operations and consequently adversely impact our business, our results of operations and our financial condition.

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
We compete with companies that design, manufacture and market already existing and new molecular diagnostics systems, and single target or low count multiplexing systems and assays are abundant. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and our competitors improve their current products. One or more of our competitors may offer technology superior to ours and render our technology obsolete or uneconomical. If a competitor were able to deliver a testing application that offers simplicity and ease of use, high count multiplexing and high throughput and fast turnaround, our ability to successfully market our products would be materially adversely affected. Most of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies and more substantial experience in new product development, regulatory expertise, manufacturing capabilities and the distribution channels to deliver products to customers. If we are not able to compete successfully, we may not generate sufficient revenue to become profitable.
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
Demand for our respiratory products is directly proportionate to the size and duration of influenza and other respiratory illnesses. Unanticipated acceleration and deceleration of customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction. Similarly, over-expansion or investments in anticipation of growth that does not materialize, or develops more slowly than we expect, could harm our financial results and result in overcapacity.
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

Our 2007 Long-Term Incentive Plan includes an automatic share replenishment, or “evergreen,” provision that, unless our board of directors takes action to the contrary, will automatically increase the number of shares of our common stock reserved for issuance under this plan each year. Issuances of awards under this Plan would cause further dilution to existing stockholders.
In March 2007 our board of directors adopted and our shareholders approved our 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the grant of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. The total awards originally authorized under the 2007 Plan was 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under our 2000 Equity Incentive Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares pursuant to the evergreen provision equal to the least of: 900,000 shares of common stock; 4.0% of our outstanding shares of common stock as of fiscal year end; and an amount determined by the board of directors.
At December 31, 2009, there were 28,422,461 outstanding shares of our common stock. In addition, there were outstanding options to purchase 4,338,695 shares of our common stock (including 620,732 shares authorized pursuant to the evergreen provision of the Plan), of which 3,843,095 were in-the-money based on our December 31, 2009 closing stock price. Pursuant to the evergreen provision, an additional 900,000 shares of our common stock were authorized for issuance under the 2007 Plan as of January 1, 2010. Collectively, the outstanding shares as of December 31, 2009, the in-the-money options and warrants as of December 31, 2009 and the additional shares authorized on January 1, 2010 pursuant to the evergreen provision were 33,165,556 (the “Adjusted Outstanding Shares”).
On January 1, 2011 and January 1, 2012, a maximum of 900,000 additional shares per year may be authorized under our 2007 Plan as a result of this evergreen provision. If the maximum number of shares under the evergreen provision were to be authorized and issued, the future shares issued under the evergreen provision would result in an approximate 5% increase in the Adjusted Outstanding Shares as of December 31, 2009.
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
We have never declared or paid any cash dividends on our common stock, and we currently intend to invest our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. If we do not pay dividends, your ability to achieve a return on your investment in our company will depend on any future appreciation in the market price of our common stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2009 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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
As of March 4, 2010, approximately 64% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., and their respective affiliates, own 29% of our common stock, and Bain Capital Venture Fund 2005, L.P. and their respective affiliates own 7% of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our executive, research and development and manufacturing functions are all located at a 40,945 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2014. Our recently revised facilities lease includes the right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2010, we will likely require expanded facilities to meet anticipated demand beyond 2010.
We do not own any real property.

Item 3.	Legal Proceedings.
We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition.
In July 2009, the Company was named as a defendant in a lawsuit filed by Eppendorf AG alleging patent infringement. The Company intends to vigorously defend this case as it believes that the claims lack merit. The Company believes that the resolution to these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any reserves related to this case.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been traded on the NASDAQ Global Market since November 1, 2007 under the symbol “NSPH”. The following table sets forth the high and low sale prices for our common stock for each quarter of our two most recent fiscal years, as reported on the NASDAQ Global Market for the period indicated.

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$6.26	$2.71
Second Quarter	5.58	2.95
Third Quarter	8.61	3.94
Fourth Quarter	7.85	5.60
Fiscal year ended December 31, 2008
First Quarter	$14.61	$6.78
Second Quarter	10.32	6.62
Third Quarter	12.00	7.10
Fourth Quarter	8.50	3.03
Stockholders
The last reported sale price of common stock on March 4, 2010 as reported on the NASDAQ Global Market was $3.20. As of March 4, 2010, there were 185 holders of record of our common stock.
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

Investment Return Analysis	Nov 07	Dec 07	Mar 08	Jun 08	Sep 08	Dec 08	Mar 09	Jun 09	Sep 09	Dec 09
Nanosphere	$100.00	$99.93	$61.86	$56.14	$60.93	$34.00	$35.50	$35.07	$51.14	$46.00
NASDAQ Composite	$100.00	$93.55	$80.39	$80.88	$73.79	$55.63	$53.92	$64.73	$74.86	$80.04
NASDAQ Biotechnology	$100.00	$94.07	$87.98	$89.39	$94.20	$82.19	$76.93	$84.45	$94.59	$95.04
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2009 with respect to shares of the Company’s common stock that may be issued under the 2007 Plan, which is the Company’s only existing equity compensation plan under which grants can be made. Stockholders approved the Company’s 2007 Plan on March 27, 2007.
Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to be		equity compensation plans
	issued upon exercise of	Weighted Average exercise	(excluding securities
	outstanding awards	price of outstanding awards	reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,338,695	$5.75	268,416

Equity compensation plans not approved by stockholders	—	—	—

Total	4,338,695	$5.75	268,416

Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2010.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with, and is qualified by reference to, our financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of December 31,
Statements of Operations Data:	2009	2008	2007	2006	2005

Total revenue	$2,214,103	$1,366,732	$1,167,364	$1,138,011	$1,914,517
Research and development expense	18,607,921	23,675,138	21,445,994	18,185,564	13,717,654
Sales, general and administrative expense	14,471,973	13,615,322	13,443,304	5,415,525	4,502,970
Net loss	(33,948,653)	(37,041,996)	(53,199,184)	(24,269,918)	(16,408,082)
Net loss attributable to common stock	(33,948,653)	(37,041,996)	(59,284,411)	(46,421,053)	(19,306,869)
Net loss per common share:
basic and diluted	(1.46)	(1.67)	(14.18)	(53.63)	(31.57)
Weighted average number of common shares:
basic and diluted (1)(2)	23,301,764	22,213,164	4,180,979	865,559	611,496

	As of December 31,
Balance Sheet Data:	2009	2008	2007	2006	2005

Cash and cash equivalents (1)(2)	$76,689,279	$75,356,960	$114,312,573	$29,112,429	$3,641,338
Working capital (1)(2)	71,152,601	69,027,249	107,684,875	27,332,463	(2,642,582)
Total assets (1)(2)	88,668,954	86,895,910	125,963,862	37,968,243	9,015,260
Long-term debt	—	3,352,137	7,462,237	58,802	—
Convertible preferred stock (2)	—	—	—	108,868,040	51,143,984
Stockholders’ equity (deficit) (1)(2)	79,081,998	74,541,108	109,199,722	(108,307,662)	(62,292,544)

(1)	In October 2009, we completed our underwritten public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from the offering.

(2)	In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering. All shares of convertible preferred stock were converted to common stock upon the closing of the initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
We develop, manufacture and market an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests on a single platform. We have developed or are currently developing diagnostic tests for markers which reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other infectious diseases, as well as for pharmacogenomics.
Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities.
The Verigene System is differentiated by its ease of use, rapid turnaround times and ability to support a broad test menu. It also offers lower cost for laboratories already performing molecular diagnostic testing and allows a broader range of laboratories, including those operated by local hospitals, to perform these tests. Our ability to detect proteins, which can be 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market and may seek opportunities either directly or through partnerships to commercialize our technologies in other markets.
We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. 510(k) clearance is granted by the FDA if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought pre-market approval. We have also received 510(k) clearance to use the Verigene System for four diagnostic tests. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine the existence of certain genetic information believed to affect the metabolism of warfarin-based drugs, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, to determine an individual’s risk, based upon genetic information, for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis.
The third test is our respiratory panel which detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one year and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate, fast determination of which virus is present which helps guide the most appropriate treatment therapy. Most of the respiratory tests currently on the market take days to generate a result, because they depend on culturing, or do not provide a reliable result, because they are rapid tests which lack specificity.
On October 9, 2009, we received 510(k) clearance of our second generation respiratory panel and the Verigene SP System. The Verigene SP instrument automates sample preparation, which should significantly reduce laboratory technician time required to perform this molecular test. We also believe that our respiratory assay on the Verigene SP offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved specificity over currently available rapid tests. On November 24, 2009, we received clearance for a label change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Verigene SP. However, it is uncertain whether the ability to use this assay to detect H1N1 virus will be material to the Company based on the reduction in the number of recently reported H1N1 cases.

The fourth test is our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
We have elected to delay the launch of our 501(k) cleared cystic fibrosis test until such time as it may receive 510(k) clearance for use on the Verigene SP. In addition, we plan to submit additional FDA applications for each of our previously 510(k) cleared assays to allow their use on the new Verigene SP. We have engaged in dialogue with the FDA to identify the tests that we need to receive 510(k) clearance to run these assays on the Verigene SP.
In the first quarter of 2009, we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. We re-submitted an amended 510(k) submission in October 2009 to supply additional data requested by the FDA. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease, a systematic iron build up that can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. This is a de novo 510(k) because there are currently no FDA-cleared tests on the market to detect these mutations of the HFE gene. We have received additional feedback from the FDA indicating that further testing would be necessary in order to proceed with this application. This assay was submitted for clearance on the original Verigene System and the FDA requires separate testing and a new application to clear this assay on the Verigene SP. Therefore, we plan to complete all necessary testing on the Verigene SP and submit a new application for clearance of this assay on the Verigene SP.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identification of patients at risk for acute coronary syndrome. We submitted a 510(k) application to the FDA in the fourth quarter of 2009. We have received initial feedback from the FDA regarding our 510(k) submission indicating that significant further studies will be required to obtain clearance for our cTnI assay. We believe that some of the additional requirements suggested by the FDA may be addressed by results from our ongoing FAST-TRAC clinical study, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease. We plan to complete the FAST-TRAC clinical studies along with any other studies necessary to respond to the FDA’s requests in 2010.
We are currently conducting multi-site trials for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficiencies to metabolize clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary intervention (“PCI”) procedures. Clopidogrel metabolism is affected by the Cytochrome P-450 family of genes. Up to 30-50% of the patient population possess variations in these genes and do not properly metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing these variations so that alternative therapies can be prescribed to effectively reduce clotting post-PCI.
In addition, we currently have research and development efforts underway on additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, a human papillomavirus (“HPV”) assay for cervical cancer screening, an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer and a multiplexed protein-based connective-tissue panel for the detection of rheumatoid arthritis, lupus and other related diseases. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases. We are in the process of assessing the commercial viability of these applications and the various paths to regulatory approval that may be available.
Our technology is broadly applicable beyond the clinical diagnostic market in both research and industrial applications. The Verigene System is presently used in research laboratories supporting collaborations and independent research in areas including ovarian cancer, mad cow disease and HIV. We are currently working with the FDA on a joint research program to develop an H5N1 avian flu assay. We have developed and delivered a biosecurity platform for the detection of various bioterrorism agents to the Technical Support Working Group, an agency affiliated with the U.S. Department of Defense.
As of December 31, 2009, our patent portfolio is comprised, on a worldwide basis, of 132 issued patents and 97 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 12 different technological claims and the pending patent applications cover approximately 4 additional technological claims.

Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern University (“Northwestern”) in May 2000 and they generally cover our core technology, including nanotechnology based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2009, we have non-exclusive licenses for at least 44 U.S. patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2010 to 2025. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net losses attributable to common stock were approximately $34 million for fiscal 2009. As of December 31, 2009, we had an accumulated deficit of approximately $239 million. Our operations to date have been funded principally through capital contributions from investors in two underwritten direct public offerings of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from our initial public offering. In October 2009, we completed a public offering of 5,405,000 shares of our common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering.
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
Research and Development Expenses
Research and development expenses primarily include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System, and additional genomic and protein tests.

Sales, General and Administrative Expenses
Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses will increase as additional sales and customer support are needed to drive and support customer growth.
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
Interest Expense
Interest expense includes the interest charges related to our debt borrowings, including non-cash amortization of debt discount and issuance costs.
Fiscal 2009 Compared to 2008
Revenues
Revenues were $2.2 million for fiscal 2009 as compared to $1.4 million for fiscal 2008. Product sales increased slightly to $1.1 million for fiscal 2009 as compared to $1.0 million for fiscal 2008. The change in product sales was driven by a 47% increase in consumables revenue and a 50% reduction in system sales. Fiscal 2009 revenues also included $1.0 million of service revenue related primarily to the assay development contracts with a major pharmaceutical company described earlier. Revenues from government grants were $0.3 million for fiscal 2008.
Cost of Sales
For fiscal 2009, cost of sales was $2.2 million, as compared to $1.5 million for fiscal 2008. The $0.7 million increase in cost of sales for fiscal 2009 resulted from the costs associated with assay development revenue from our commercial contracts, the increase in product sales and the fixed amortization of license fees. We have initiated several product cost reduction programs, which include initiatives to reduce the cost of materials and labor. We expect per unit material costs to decline as a result of process automation, additional multi-cavity molds and volume absorption of overhead. Per unit labor costs will be reduced through additional cartridge assembly automation, increased production lot sizes and higher overall volume. We expect to reduce cost per unit substantially as we implement these programs and as volume increases.
Research and Development Expenses
Research and development expenses decreased from $23.7 million in fiscal 2008 to $18.6 million in fiscal 2009. The $5.1 million decrease in research and development expenses for fiscal 2009 consists primarily of $2.0 million in staffing, $1.5 million of materials spending and $1.0 million in reduced facilities and depreciation expense. The staffing reduction was driven by a more narrow focus on core research and development projects. The materials reduction was primarily related to the completion of the up-front investment in Verigene SP development activities.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $13.6 million for fiscal 2008 to $14.5 million for fiscal 2009. The increase in sales, general and administrative expenses for fiscal 2009 consists primarily of a $1.4 million increase in clinical trial expenses associated with the FAST-TRAC Troponin I study intended to create market differentiation for this assay, partially offset by a decrease in spending due to the completion of the initial implementation of our Sarbanes-Oxley compliance program.

Interest Expense
Interest expense was $1.3 million for fiscal 2009 as compared to $2.1 million for fiscal 2008. The decrease in interest expense for fiscal 2009 resulted from increased principal payments and lower interest, in accordance with our loan and security agreements.
Interest Income
Interest income was $0.4 million and $2.5 million for fiscal 2009 and 2008, respectively. The decrease in interest income during fiscal 2009 resulted from a lower average cash balance during this period as compared to fiscal 2008. In addition, interest rates declined significantly for fiscal 2009 as compared to fiscal 2008.
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
Cost of Sales
For fiscal 2008, cost of sales was $1.5 million, as compared to $0.1 million for fiscal 2007. Cost of sales increased during 2008 due to the increase in Verigene System sales as well as a $0.3 million increase in amortization expense related to upfront license fees. Approximately 63% of the 2008 license fee amortization expense was associated with the license of a patent which expired in May 2009.
Research and Development Expenses
Research and development expenses increased to $23.7 million in fiscal 2008, from $21.4 million in fiscal 2007. The $2.3 million increase in research and development expenses for 2008 versus 2007 consisted primarily of $1.7 million in increased staffing and non-cash stock compensation expenses and $0.6 million in increased depreciation expense. Research and development staffing increases were primarily focused on development of our respiratory virus panel and Troponin I assays as well as Verigene SP. Depreciation expense increased primarily due to investments in leasehold improvements for lab space.
Sales, General and Administrative Expenses
Sales, general and administrative expenses remained relatively flat at $13.6 million for fiscal 2008 versus $13.4 million for fiscal 2007. Sales and marketing spending increased by $0.8 million due to personnel and marketing expenses associated with our initial product launches. General and administrative expenses increased by approximately $1.5 million for public company expenses such as insurance, legal and accounting expenses. These increases were offset by a $1.5 million decrease in payroll expense due primarily to a bonus paid to our chief executive officer in 2007. Additional expense reductions totaling $0.6 million related to franchise taxes, which were higher in 2007 due to our initial public offering, stock compensation expense, which was higher in 2007 due to shorter than normal vesting periods of certain stock options granted in 2007 and facilities maintenance expenses.
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
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2009, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $12.5 million from our debt borrowings, and $9.2 million from government grant revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including cartridges and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2009, we had an accumulated deficit of approximately $239.3 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow before 2013. During this period we expect to increase spending on additional manufacturing scale-up, research and development costs to expand our assay menu and to develop a fully automated instrument with increased throughput, and continue to grow sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of our initial products and expansion of the number of our FDA-cleared tests. Demand for our respiratory products is directly proportional to the size and duration of influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. We anticipate that our current cash and cash equivalents will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations for approximately two years.
A customer may purchase the Verigene System, lease it from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. To date, our aggregate investment in systems rented to customers has not been material. However, we may need to increase investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for their Verigene equipment. This arrangement will help mitigate the demand on our capital resources by allowing us to recover the cost of such systems immediately, instead of over three to five years.
As of December 31, 2009, we had $76.7 million in cash and cash equivalents, compared to $75.4 million at December 31, 2008. Cash used in operations decreased to $27.9 million for 2009 as compared to $32.0 million in 2008 due to a decrease in research and development expenses during 2009.
Net cash used in investing activities decreased to $1.8 million for the year ended December 31, 2009 from $2.7 million for the year ended December 31, 2008. Investments in property and equipment decreased $1.0 million during 2009 due to the significant spending in 2008 to scale-up manufacturing for the commencement of product commercialization activities.
Net cash provided by financing activities was $31.1 million for the year ended December 31, 2009, compared to cash used by financing activities of $4.2 million for the year ended December 31, 2008. In October 2009, we completed our public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering. In 2008 cash was used to repay our long-term debt, whereas in 2007, we received net proceeds of approximately $102 million from our initial public offering of 8,050,000 shares of common stock and we borrowed $12.5 million. In February 2007, we entered into two loan and security agreements with Venture Lending & Leasing IV, Inc. and Venture Lending & Leasing V, Inc. Pursuant to these loan agreements, we are required to pay interest and a minimal amount of principal, for the initial twelve month period, which ended in February 2008, followed by a thirty month period within which the note principal will be amortized. Interest was paid during the initial twelve month period at a fixed annual interest rate of 12.5% and will be paid during the following thirty month period at a fixed annual interest rate of 10.0%.

While we anticipate that our capital resources will be sufficient to meet our estimated needs for approximately two years, we may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost savings. The amount of additional capital we may need to raise depends on many factors, including:
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
Income Taxes
Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of $157 million. The Company also has federal research and development tax credit carryforwards of $8 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Commitments
As of December 31, 2009, the annual amounts of future minimum payments under certain of our contractual obligations were:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$3,917,293	$3,917,293	$—	$—	$—
Interest on long-term debt obligations	195,107	195,107	—	—	—
Operating lease	1,972,488	465,595	865,564	641,329	—
Obligations under license agreements	1,783,750	173,750	365,000	425,000	820,000

Total	$7,868,638	$4,751,745	$1,230,564	$1,066,329	$820,000

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
License Agreements
We have entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $2.4 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2010 to 2025.
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

Verigene System instrument units are sold outright to customers or leased to customers pursuant to operating leases. We recognize revenue from sales of the Verigene System, including cartridges and related products, when the risks and rewards of ownership are transferred to the customer. Revenue for Verigene System instrument units leased under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and fully amortized over the life of lease arrangements.
Stock-Based Compensation Expense
We have granted share-based compensation consisting of restricted stock and common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted prior to November 2007 have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors prior to our initial public offering in November 2007, who used their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. For option grants after our initial public offering, we use the fair value of our common stock as determined by the closing price of our common stock on NASDAQ on the date of grant. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Due to the Company’s limited period of trading activity as a public company from 2007 through the third quarter of 2009, the expected volatility of option grants prior to the fourth quarter of 2009 was based on historical data from various peer public companies with similar product portfolios. The expected volatility for option awards granted in the fourth quarter of 2009 was based on the Company’s actual historical volatility. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option following the guidance in SEC Staff Accounting Bulletins No. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
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
In May 2009, the FASB issued new accounting and disclosure guidance for events that occur subsequent to the balance sheet date but before the date that financial statements are issued or are available to be issued. The Company’s management has evaluated its subsequent events for disclosure in this annual report on Form 10-K through the date on which the financial statements were issued.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2009 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease (or increase) in the average interest rate on our portfolio, if such a decrease were possible, would have reduced (or increased) interest income for the year ended December 31, 2009 by $655,930.

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nanosphere, Inc.
Northbrook, Illinois
We have audited the accompanying balance sheets of Nanosphere, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nanosphere, Inc.
Northbrook, Illinois
We have audited the internal control over financial reporting of Nanosphere, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2010

Nanosphere, Inc.
Balance Sheets

	As of December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$76,689,279	$75,356,960
Accounts receivable	735,047	385,908
Inventories	2,940,574	1,727,518
Other current assets	374,657	559,528

Total current assets	80,739,557	78,029,914

PROPERTY AND EQUIPMENT — Net	6,144,555	7,294,224
INTANGIBLE ASSETS — Net of accumulated amortization	1,709,842	1,443,582
OTHER ASSETS	75,000	128,190

TOTAL	$88,668,954	$86,895,910

CURRENT LIABILITIES:
Accounts payable	$2,509,405	$1,813,777
Accrued compensation	955,130	829,292
Other current liabilities	2,303,631	1,541,385
Long-term debt — current portion	3,818,790	4,818,211

Total current liabilities	9,586,956	9,002,665

LONG-TERM LIABILITIES:
Long-term debt — noncurrent portion	—	3,352,137

Total liabilities	9,586,956	12,354,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,422,461 shares and 22,228,696 shares issued and outstanding as of December 31, 2009 and 2008, respectively	284,225	222,287
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	312,660,430	274,232,825
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(239,286,428)	(205,337,775)

Total stockholders’ equity	79,081,998	74,541,108

TOTAL	$88,668,954	$86,895,910

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations

	Years Ended December 31,
	2009	2008	2007

REVENUE:
Grant and contract revenue	$1,089,890	$346,070	$1,056,874
Product sales	1,124,213	1,020,662	110,490

Total revenue	2,214,103	1,366,732	1,167,364
COSTS AND EXPENSES:
Cost of sales	2,175,281	1,464,066	86,349
Research and development	18,607,921	23,675,138	21,445,994
Sales, general, and administrative	14,471,973	13,615,322	13,443,304

Total costs and expenses	35,255,175	38,754,526	34,975,647

Loss from operations	(33,041,072)	(37,387,794)	(33,808,283)
OTHER INCOME (EXPENSE):
Change in fair value of convertible derivative liability	—	—	(14,860,901)
Change in fair value of preferred stock warrants	—	—	(4,414,207)
Foreign exchange loss	(4,207)	(23,691)	(52,362)
Interest expense	(1,257,445)	(2,080,629)	(1,977,619)
Interest income	354,071	2,450,118	1,914,188

Total other income (expense)	(907,581)	345,798	(19,390,901)

NET LOSS	(33,948,653)	(37,041,996)	(53,199,184)
Accumulated convertible preferred stock dividends	—	—	(5,476,287)
Convertible preferred stock redemption value adjustment	—	—	(608,940)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(33,948,653)	$(37,041,996)	$(59,284,411)

Net loss per common share — basic and diluted	$(1.46)	$(1.67)	$(14.18)
Weighted average number of common shares outstanding — basic and diluted	23,301,764	22,213,164	4,180,979
See notes to financial statements.

Nanosphere, Inc.
Statements of Stockholders’ Equity (Deficit)

					Note
				Warrants	Receivable
			Additional	To Acquire	From Chief
	Common Stock		Paid-In	Common	Executive	Accumulated
	Shares	Par Value	Capital	Stock	Officer	Deficit	Total

BALANCE — January 1, 2007	932,646	$92,580	$2,051,126	$—	$(1,440,000)	$(109,011,368)	$(108,307,662)

Share-based compensation related to stock options			1,669,006				1,669,006
Exercise of stock options on common stock	16,150	162	119,863				120,025
Issuance of common stock from initial public offering, net of offering expenses	8,050,000	80,500	102,092,417				102,172,917
Conversion of preferred stock to common stock	13,048,119	130,481	116,151,384				116,281,865
Conversion of convertible derivative liability to additional paid-in capital			47,554,882				47,554,882
Conversion of warrant liability to equity				5,424,551			5,424,551
Exercise of warrants	145,090	1,451	2,036,358				2,037,809
Interest received on note receivable from chief executive officer			90,740				90,740
Proceeds from note receivable from chief executive officer					1,440,000		1,440,000
6% dividends, earned on Series C-2 and Series D Convertible Preferred Stock						(5,476,287)	(5,476,287)
Convertible preferred stock redemption value adjustment						(608,940)	(608,940)
Net loss						(53,199,184)	(53,199,184)

BALANCE — December 31, 2007	22,192,005	305,174	271,765,776	5,424,551	—	(168,295,779)	109,199,722

Share-based compensation related to stock options			2,217,858				2,217,858
Exercise of stock options on common stock	36,491	365	163,845				164,210
Exercise of warrants	200	2	2,966	(780)			2,188
Other		(83,254)	82,380				(874)
Net loss						(37,041,996)	(37,041,996)

BALANCE — December 31, 2008	22,228,696	222,287	274,232,825	5,423,771	—	(205,337,775)	74,541,108

Share-based compensation	672,500	6,725	2,527,352				2,534,077
Exercise of stock options on common stock	116,265	1,163	520,969				522,132
Issuance of common stock from public offering, net of offering expenses	5,405,000	54,050	35,379,284				35,433,334
Net loss						(33,948,653)	(33,948,653)

BALANCE — December 31, 2009	28,422,461	$284,225	$312,660,430	$5,423,771	$—	$(239,286,428)	$79,081,998

See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,948,653)	$(37,041,996)	$(53,199,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,067,063	3,170,265	1,785,972
Amortization of financing costs and accretion of debt discount	499,386	762,277	671,480
Loss from write-off of intangible assets	—	245,134	—
Loss from disposal of fixed assets	2,758	326,291	—
Share-based compensation	2,534,077	2,217,858	1,669,006
Change in fair value of preferred stock warrants	—	—	4,414,207
Change in fair value of convertible derivative liability	—	—	14,860,901
Changes in operating assets and liabilities:
Accounts receivable	(349,139)	(285,109)	(55,983)
Inventories	(1,334,763)	(1,078,965)	(1,018,155)
Other current assets	205,328	110,874	(207,544)
Other assets	—	2,630	10,830
Accounts payable	518,640	(208,760)	712,225
Accrued and other current liabilities	856,137	(195,047)	1,038,759

Net cash used in operating activities	(27,949,166)	(31,974,548)	(29,317,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,326,542)	(2,332,267)	(3,157,478)
Investments in intangible assets	(507,794)	(400,732)	(399,911)

Net cash used in investing activities	(1,834,336)	(2,732,999)	(3,557,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	12,500,000
Repayment of long-term debt	(4,818,211)	(3,597,823)	(166,673)
Payments on capital lease obligation	(21,434)	(37,036)	(32,776)
Deferred financing fees	—	—	(114,565)
Proceeds from principal and interest on CEO note receivable	—	—	1,530,740
Proceeds from the issuance of common stock, net of offering expenses	35,433,334	(778,731)	102,951,648
Proceeds from warrant redemptions	—	2,188	1,286,620
Proceeds from stock option exercises	522,132	164,210	120,025
Other	—	(874)	—

Net cash (used in) provided by financing activities	31,115,821	(4,248,066)	118,075,019

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,332,319	(38,955,613)	85,200,144
CASH AND CASH EQUIVALENTS — Beginning of year	75,356,960	114,312,573	29,112,429

CASH AND CASH EQUIVALENTS — End of year	$76,689,279	$75,356,960	$114,312,573

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$205,677	$—	$201,441
License costs capitalized and included in accounts payable	—	—	26,233
License costs capitalized and included in other current liabilities	278,381	225,000	347,500
6% dividends earned on Series C-2 and Series D Convertible Preferred Stock	—	—	5,476,287
Conversion of Preferred Stock, including accumulated dividends on Series C-2 and Series D Convertible Preferred Stock into common stock	—	—	116,281,865
Conversion of convertible derivative liability to additional paid-in capital	—	—	47,554,882
Conversion of preferred stock warrant liability to warrants to acquire common stock	—	—	5,424,551
Equity offering transaction costs included in accrued financing costs	—	—	778,731
Reclassification of inventory to equipment at customers	251,727	1,254,451	—
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of December 31, 2009 and 2008, and
For the years ended December 31, 2009, 2008 and 2007
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $239.3 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities. The Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies.
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
Inventories — Inventories are carried at the lower of cost or market, using the first-in, first-out method. Certain finished goods inventory is ultimately leased rather than sold, and upon the lease date is transferred to Property and equipment and subsequently depreciated to Cost of sales over the period indicated below.
Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful lives, which are:

Equipment with customers	3-5 years
Computers and office equipment	3 years
Engineering and laboratory equipment, including tooling	3-5 years
Furniture and fixtures	7 years
Manufacturing equipment	5-7 years
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
Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of purchased intellectual property begins upon the Company obtaining FDA clearance to sell products containing the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from 0.75 to 14.75 years. Such amortization of upfront license fees is classified in Cost of sales on the statement of operations.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, property and equipment, intangible assets and share-based compensation. Actual results could differ from those estimates.
Revenue Recognition — The Company recognizes revenue from product sales and contract arrangements. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Verigene System instrument units are sold outright to customers or leased to customers pursuant to operating leases. The Company recognizes revenue from sales of the Verigene System, including cartridges and related products, when the risks and rewards of ownership are transferred to the customer. Revenue for Verigene System instrument units sold under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet in Property and equipment and depreciated over its estimated useful life to Cost of sales.
Shipping and handling costs are expensed as incurred and included in Cost of sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.
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
Income Taxes — The Company accounts for income taxes, including uncertain tax positions, under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Accounting for Income Taxes”. This Topic requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An allowance is provided to reduce net deferred tax assets to the amount management believes will, more likely than not, be recovered.
Share-Based Compensation — The Company recognizes share-based compensation expense related to restricted stock and common stock options issued to employees, consultants and directors. ASC Topic 718 “Stock Compensation” provides for recognition of compensation expense based on the fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight-line basis over the service period of the options.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. See Note 10 for information on the fair value of the Company’s long-term debt.
Effective January 1, 2008, the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. ASC Topic 820 and its applicable subtopics were effective for certain financial assets and liabilities beginning January 1, 2008. The Company adopted the provisions of ASC Topic 820 related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009, and such adoption had no material impact on the Company’s financial statements.
New Accounting Standards — In May 2009, the FASB issued new accounting and disclosure guidance for events that occur subsequent to the balance sheet date but before the date that financial statements are issued or are available to be issued. The Company’s management has evaluated its subsequent events for disclosure in this Form 10-K through the date on which the financial statements were issued.
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
Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the years ended December 31, 2009, 2008 and 2007. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the year ended December 31, 2009 excluded 672,500 shares of restricted stock issued during 2009 (see Note 5). While these restricted shares of stock are included in outstanding shares on the balance sheet at December 31, 2009, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the years ended December 31, 2009, 2008 and 2007 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Year ended December 31,
	2009	2008	2007
Restricted stock	672,500	—	—
Stock options	4,338,695	3,362,721	3,141,530
Common stock warrants	1,300,119	1,300,119	1,300,319

	6,311,314	4,662,840	4,441,849

3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of December 31, 2009 and 2008 comprise the following:

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$2,438,218	$(728,376)	$1,709,842	$1,877,043	$(433,461)	$1,443,582

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
Amortization expense for intangible assets amounted to $294,915, $343,217, and $90,244 for the years ended December 31, 2009, 2008, and 2007, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2010	$447,744
2011	150,719
2012	139,810
2013	136,174
2014	136,174
Thereafter	447,221
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of December 31, 2009. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above. During the year ended December 31, 2008, the Company wrote off capitalized license fees of $245,134 associated with licenses which the Company did not plan to utilize in the Verigene System. There were no license costs written off in the years ended December 31, 2009 or 2007.
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. Such contracts automatically renew on an annual basis. The Company incurred expenses of $150,000 for these services in each of the years ended December 31, 2009, 2008 and 2007.
In March 2006, the Company issued to William Moffitt, the Company’s chief executive officer and a director, 320,000 shares of restricted common stock at a price of $4.50 per share, for an aggregate price of $1,440,000. The restrictions on the common stock lapsed in July 2007. In connection with this sale of common stock, the Company received a full recourse, long-term promissory note from William Moffitt for a total of $1,440,000, which note was secured by the shares of common stock purchased. Interest on the promissory note accrued and was paid annually in cash at an interest rate of 4.51%. Interest income on this note was $39,326 for the year ended December 31, 2007. In 2007, $90,740 of interest was paid to the Company on the note and was recorded as additional paid in capital. The note receivable due from the Company’s chief executive officer was repaid in August 2007.
In August 2007, in accordance with terms of the Amended Bonus Agreement between the Company and the chief executive officer, the Company paid a $2.3 million bonus payment to the chief executive officer. $1.9 million of the expense for this bonus was recorded in 2007.
Brookside Capital Partners Fund, L.P., a 5% stockholder of the Company, purchased 892,857 shares of the Company’s common stock at $13.53 per share in the Company’s initial public offering in November 2007.
AOQ Trust, a 5% stockholder of the Company, and LFT Partnership, an affiliate of AOQ Trust, purchased 337,849 shares and 162,151 shares of the Company’s common stock, respectively, at $7.00 per share in the Company’s October 2009 underwritten public offering. Mark Slezak, a director of the Company, is a trustee of AOQ Trust and the investment manager of LFT Partnership.
5. Equity Incentive Plans
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
In March 2007, the Company’s board of directors adopted and its shareholders approved the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the grant of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. The total awards originally authorized under the 2007 Plan was 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under the 2000 Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares pursuant to the evergreen provision equal to the least of: 900,000 shares of common stock; 4.0% of the Company’s outstanding shares of common stock as of fiscal year end; and an amount determined by the board of directors. Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2010.
Certain options vest ratably over four years of service, while other options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 46% of the options granted and outstanding contain “accelerated vesting” provisions.
The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	97%	68%	77%
Risk free interest rate	2.42%	3.02%	4.65%
Weighted-average expected option life	6.1 years	6.4 years	7.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$4.59	$6.97	$3.38
Estimated forfeiture rate for unvested options	4.4%	4.6%	4.6%
Due to the Company’s limited period of trading activity as a public company from 2007 through the third quarter of 2009, the expected volatility was based on historical data from various peer public companies with similar product portfolios. The expected volatility for option awards granted in the fourth quarter of 2009 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost associated with the option awards was $2,381,251, $2,217,858, and $1,669,006 in 2009, 2008, and 2007, respectively.
As of December 31, 2009, the total compensation cost not yet recognized related to the nonvested awards is approximately $9.8 million, which amount is expected to be recognized over the next four years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
A summary of option activity under the Plan as of December 31, 2009, and for the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2009	3,362,721	$5.68
Granted	1,398,399	$5.92
Exercised	(116,265)	$4.49
Expired	(6,750)	$6.43
Forfeited	(299,410)	$6.22

Outstanding — December 31, 2009	4,338,695	$5.75	7.86	$5,650,628

Exercisable — December 31, 2009	1,499,585	$5.82	6.69	$2,466,252

Vested and Expected to Vest — December 31, 2009	4,208,096	$5.75	7.84	$5,504,147

The intrinsic value of options exercised in 2009, 2008 and 2007 was $234,305, $205,385 and $110,687, respectively.
Included in the number of options outstanding at December 31, 2009, are 1,982,056 options with a weighted average exercise price of $5.30 per share and accelerated vesting provisions based on the criteria mentioned above. During 2009, two of the five milestones as defined in the 2000 Plan were achieved, and one of the four milestones as defined in the 2007 Plan was achieved. As a result, 40% of the outstanding options under the 2000 Plan with accelerated vesting provisions were vested as of December 31, 2009 and 25% of the outstanding options under the 2007 Plan with accelerated vesting provisions were vested as of December 31, 2009. The total fair value of shares vested during 2009, 2008, and 2007 was $3,068,055, $1,255,800, and $548,226, respectively.
On November 25, 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vest in two, equal installments commencing on the first anniversary of the grant date and are subject to forfeiture until vested, and 50% vest in four, equal annual installments commencing on the first anniversary of the grant date and are subject to forfeiture until vested. No shares were forfeited as of December 31, 2009. The weighted average grant-date fair value was $6.06 per share. In 2009, the Company recognized $152,826 in compensation expense associated with the restricted stock. As of December 31, 2009, the total compensation cost not yet recognized related to the nonvested restricted stock awards is approximately $3.9 million, which amount is expected to be recognized over the next two years, which is a weighted average term.
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
NOL carryforwards of approximately $157 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2029. The Company also has federal research and development tax credit carryforwards of $8 million which will expire from 2020 through 2029. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating losses	$60,851,659	$49,363,621
Research and development credits	8,130,439	6,974,400
Stock option compensation	777,116	554,748
Amortization of intangible assets	1,202,101	1,233,349
Other	566,289	308,095

	71,527,604	58,434,213
Valuation allowance	(70,976,214)	(57,995,579)

Net deferred tax assets after valuation allowance	551,390	438,634
Deferred tax liabilities:
Depreciation on property and equipment	(551,390)	(438,634)

Deferred tax assets — net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007

Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.8%	4.8%	4.8%
Fair value adjustments to convertible derivative liability and preferred stock warrants	—	—	(14.1)%
Other	(5.5)%	(5.8)%	0.5%
Valuation allowance	(33.3)%	(33.0)%	(25.2)%

	0.0%	0.0%	0.0%

As of December 31, 2009 and 2008, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statements of operations for the years ended December 31, 2009, 2008 and 2007 or accrued on the balance sheets as of December 31, 2009 and 2008.
The Company files tax returns in the U.S. and various states. All tax years since 1999 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.
7. License Agreements
In 2006, the Company entered into a license agreement with Northwestern University (“Northwestern”), which provides the Company with an exclusive license to certain patents and patent applications owned by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, or Nanotechnology, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules, or Biobarcode Technology. The license is limited to the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations.
The license agreement includes licenses to patents and patent applications based on existing inventions and future inventions developed in the laboratory of Dr. Mirkin or Dr. Letsinger, by or under their direct supervision, and conceived prior to January 1, 2013 that are Nanotechnology or Biobarcode Technology referred to herein as Licensed Patents. The Company has an obligation to use commercially reasonable efforts to bring the subject inventions of the Licensed Patents to market. If the parties disagree as to whether they are meeting this diligence requirement, an arbitrator may require the Company to comply with a timeline for cure or convert the exclusive license to a non-exclusive license; Northwestern does not have the right to revoke any license to the Licensed Patents already granted to the Company.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The Company also has the first right to negotiate an exclusive license to inventions developed in the laboratory of Dr. Mirkin or Dr. Letsinger, by or under their direct supervision, and (1) conceived after January 1, 2013 that are Nanotechnology or Biobarcode Technology and (2) that are not Nanotechnology or Biobarcode Technology, but otherwise within the Biodiagnostics Field, conceived prior to January 1, 2013. Both (1) and (2) are herein referred to as Future Inventions. If the parties cannot agree on the terms of the license for the Future Inventions, the parties shall submit to arbitration to determine reasonable terms. For inventions conceived after January 1, 2013 that are not Nanotechnology or Biobarcode Technology, but otherwise within the Biodiagnostics Field, the Company has the right to negotiate a license if Northwestern offers such inventions to third parties. If the Company has a license based on Future Inventions, Northwestern has the right to terminate the license upon any material breach that the Company does not cure or upon bankruptcy.
The Company has an obligation to pay Northwestern a royalty at a rate that is a percentage of the gross profits of licensed products, subject to certain adjustments. The Company’s obligation for payments to Northwestern pursuant to this agreement began on January 1, 2007, and obligations and payments under this agreement have been insignificant through December 31, 2009.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2009, the Company has paid aggregate initial license fees of $2.4 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Royalties on net sales are classified in Cost of sales. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $173,750 in 2010, $178,750 in 2011, $186,250 in 2012, $210,000 in 2013, $215,000 in 2014 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2010 to 2025.
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
On October 31, 2007, the Company’s registration statement for the initial public offering of its common stock was declared effective by the SEC. On November 6, 2007, the Company closed on the sale of 8,050,000 shares related to the initial public offering at $14.00 per share, less underwriting discounts and commissions. Net proceeds from the initial public offering were approximately $102 million, net of transaction expenses. Approximately $0.8 million of the transaction expenses were paid in 2008.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The Company completed an underwritten public offering of 5,405,000 shares of common stock on October 21, 2009 at a public offering price of $7.00 per share, less underwriting discounts and commissions. Net proceeds from the public offering were approximately $35.4 million.
Registration Rights
Pursuant to an agreement between the Company and certain of its stockholders, the Company has granted the following demand registration rights to Mr. Mark Slezak and Ms. Sheli Rosenberg, who are members of the Company’s board of directors, AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates, and Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders. Mr. William P. Moffitt, III, the Company’s chief executive officer and a member of the board of directors, and Dr. Chad Mirkin, a member of the board of directors, are parties to this agreement, but do not have the right to demand registration. At any time after the earlier to occur of (1) 120 days after the closing of an initial public offering, which occurred on November 6, 2007, or (2) April 1, 2010:
•	Long-Form Registrations. Stockholders holding at least 20% of the then outstanding shares of the Company’s common stock that are subject to the registration rights agreement, which are referred to as registrable securities, have the right to demand that the Company file a registration statement under the Securities Act on Form S-1 or any similar long-form registration covering their registrable securities. However, the Company is not obligated to file a long-form registration statement on more than three occasions upon the request of the stockholders.

•	Short-Form Registrations. Stockholders holding at least 10% of the then outstanding registrable securities have the right to demand that the Company file a registration statement on Form S-3 or any similar short-form registration covering their registrable securities, provided that such short-form registration is then available to the Company under applicable law. Such stockholders are entitled to request an unlimited number of short-form registrations.
If the Company’s board of directors believes in its reasonable good faith that any demand registration would require premature disclosure of a proposal or plan that the Company intends to undertake, and such disclosure would have a material adverse effect on the Company, then it may delay the registration once in any twelve month period for up to 90 days. Moreover, if the demand registration is an underwritten offering, the Company may reduce the number of shares of registrable securities to be registered upon the advice of the underwriters that such offering exceeds the number of securities that can be sold in an orderly manner within an acceptable price range. If shares of the Company’s common stock requested to be included in a registration must be excluded pursuant to the underwriters’ advice, the Company will generally register a pro rata portion of the shares requested to be registered.
Under the piggyback registration provisions, if the Company proposes to register any securities under the Securities Act, other than pursuant to a demand registration, and the registration form to be used may be used for the registration of registrable securities, stockholders holding such registrable securities have the right to include their shares in the registration statement. However, if the registration is an underwritten offering, the Company may reduce the number of shares to be registered under the piggyback registration provisions upon the advice of the underwriters that such offering exceeds the number of securities that can be sold in an orderly manner within an acceptable price range. If shares of the Company’s common stock requested to be included in a registration must be excluded pursuant to the underwriters’ advice, the Company will generally register a pro rata portion of the shares requested to be registered under the piggyback registration provisions. The piggyback registration rights granted under the registration rights agreement have no expiration date.
Expenses of Registration. The Company will generally pay all registration expenses in connection with the demand and piggyback registrations described above, including all registration and filing fees, expenses and fees of compliance with securities laws, and fees and disbursements of all counsel, independent certified public accountants, underwriters (excluding discounts and commissions) and other persons retained by the Company. The Company will also pay the reasonable fees and disbursements of one counsel chosen by the selling stockholders in each demand or piggyback registration.
Transferability. The demand and piggyback registration rights described above are generally transferable to any subsequent holder of registrable securities.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
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
With the exception of the Series D convertible preferred stock warrants, all convertible preferred stock warrants were either exercised or expired upon the completion of the IPO. The Series D convertible preferred stock warrants were converted to common stock warrants upon the closing of the IPO. As of December 31, 2009 and 2008, there were outstanding warrants to acquire shares of common stock of 1,300,119.
The expiration dates of the warrants outstanding at December 31, 2009 are as follows:

	Number of	Expiration
Series of Stock to which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $15.32 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $15.32 per share at December 31, 2009 will increase to $17.50 per share in April 2010.
The fair values of the Company’s convertible preferred stock warrants were estimated as of November 1, 2007 (the date of the initial public offering) using either a Black-Scholes or a binominal pricing model, as appropriate given the terms of the warrant, with the following weighted-average assumptions:

Expected dividend yield	6%
Expected volatility	55%
Risk free interest rate	3.83%
Weighted-average warrant term	3.4 years
Estimated weighted-average fair value	$0.17
9. Commitments and Contingencies
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
Rent and operating expenses associated with the office and laboratory space were $472,751, $781,900, and $680,559 in 2009, 2008, and 2007, respectively.
Annual future minimum obligations for operating leases as of December 31, 2009 are as follows:

Operating
Years Ending December 31	Leases
2010	$465,595
2011	426,643
2012	438,921
2013	451,198
2014	190,131

Total minimum lease payments	$1,972,488

In July 2009, the Company was named as a defendant in a lawsuit filed by Eppendorf AG alleging patent infringement. The Company intends to vigorously defend this case as it believes that the claims lack merit. The Company believes that the resolution to these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or future operations. The Company has not recorded any reserves related to this case.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
10. Long-Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. Interest rates under the agreements are 12.5% for the initial twelve month period and 10.0% during the following thirty month period. Notes issued pursuant to this commitment are secured by a first security lien on all of the Company’s assets including intellectual property. In connection with the execution of the commitment and the initial note issuance under these agreements, the Company issued to the lenders 5,535,824 shares of the Company’s Series D Convertible Preferred Stock.
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million resulted in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt for the years ended December 31, 2009, 2008 and 2007 was $1,224,039, $2,042,734 and $1,939,046, respectively, which includes $466,652, $729,544 and $642,838 of discount amortization, respectively. Cash interest paid on this debt was $806,639, $1,349,969 and $1,170,133 for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of the debt at December 31, 2009 is $4.0 million, which was derived by applying an income approach to determine the present value of forecast debt payments as required under the debt agreements. To determine the appropriate yield by which to discount the future cash payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under Codification Topic 820, “Fair Value Measurements and Disclosures”.
Aggregate principal payments on long-term debt in 2010 will be $3,917,293.
11. Supplemental Financial Information

	2009	2008
Inventories:
Work-in-process component parts	$1,061,982	$1,068,840
Finished goods	1,878,592	658,678

Total	$2,940,574	$1,727,518

	2009	2008
Property and Equipment — Net:
Equipment with customers	$1,567,573	$1,582,580
Computer equipment and software	1,015,559	973,376
Laboratory equipment	4,721,224	3,819,860
Furniture and fixtures	269,047	269,047
Leasehold improvements	2,869,258	2,787,273
Manufacturing equipment	4,142,417	3,857,945
Office equipment	67,068	67,068
Tooling	1,377,386	1,159,222

Total property and equipment — at cost	16,029,532	14,516,371
Less accumulated depreciation	(9,884,977)	(7,222,147)

Property and Equipment — Net	$6,144,555	$7,294,224

	2009	2008
Other Current Liabilities:
Accrued clinical trial expenses	$939,509	$266,135
All other	1,364,122	1,275,250

Total	$2,303,631	$1,541,385

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
12. Selected Quarterly Financial Data (Unaudited)

	2009 Quarters
	First	Second	Third	Fourth
Total revenue	$255,225	$402,237	$729,017	$827,624
Loss from operations	$(7,982,063)	$(8,131,319)	$(7,996,289)	$(8,931,401)
Net loss	$(8,193,473)	$(8,384,143)	$(8,242,361)	$(9,128,676)
Per share data:
Net loss per common share — basic and diluted	$(0.37)	$(0.38)	$(0.37)	$(0.34)

	2008 Quarters
	First	Second	Third	Fourth
Total revenue	$576,016	$194,715	$283,231	$312,770
Loss from operations	$(9,106,140)	$(9,832,796)	$(9,023,050)	$(9,425,808)
Net loss	$(8,783,368)	$(9,831,924)	$(9,026,472)	$(9,400,232)
Per share data:
Net loss per common share — basic and diluted	$(0.40)	$(0.44)	$(0.41)	$(0.42)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
(b) Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2009.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. Their report is included in this Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant.
The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Financial Statements
(a)(2) Financial Statement Schedules
None
(a)(3) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)
3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)
4.1	Specimen of common stock certificate (4) (Exhibit 4.3)
10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)
10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)
10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)
10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)
10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)
10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)
10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)
10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)
10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)
10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)
10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)
10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)
10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)
10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)

Exhibit Number	Exhibit Description
10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)
10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)
10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)
10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)
10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)
10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)
10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)
10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)
10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)
10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)
10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)
10.27	Amended and Restated Employment Agreement dated as of January 1, 2009, between Nanosphere, Inc. and Mr. William P. Moffitt (5) (Exhibit 10.31)
10.28	Second Amended and Restated Registration Rights Agreement, dated August 19, 2009 (6) (Exhibit 10.1)
10.29	Lease Agreement, dated August 28, 2009, between Nanosphere, Inc. and Northbrook Commercial Properties, LLC (7) (Exhibit 10.1)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.

(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: March 11, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ William P. Moffitt William P. Moffitt	President, Chief Executive Officer, Director (principal executive officer)	March 11, 2010

/s/ Roger Moody Roger Moody	Chief Financial Officer, Treasurer (principal financial officer and principal accounting officer)	March 11, 2010

/s/ Mark Slezak Mark Slezak	Chairman of the board of directors	March 11, 2010

/s/ Jeffrey R. Crisan Jeffrey R. Crisan	Director	March 11, 2010

/s/ André de Bruin André de Bruin	Director	March 11, 2010

/s/ Chad A. Mirkin Chad A. Mirkin	Director	March 11, 2010

/s/ James J. Nahirny James J. Nahirny	Director	March 11, 2010

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	March 11, 2010

/s/ Lorin J. Randall Lorin J. Randall	Director	March 11, 2010