Form 10-Q
period 2010-03-31
NANOSPHERE INC
filed 2010-05-06
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 3, 2010 was 28,428,526.

NANOSPHERE, INC.

INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$67,304,962	$76,689,279
Accounts receivable	474,983	735,047
Inventories	3,380,736	2,940,574
Other current assets	790,163	374,657

Total current assets	71,950,844	80,739,557

PROPERTY AND EQUIPMENT— Net	6,082,410	6,144,555
INTANGIBLE ASSETS — Net of accumulated amortization	1,533,056	1,709,842
OTHER ASSETS	75,000	75,000

TOTAL	$79,641,310	$88,668,954

CURRENT LIABILITIES:
Accounts payable	$2,242,621	$2,509,405
Accrued compensation	632,112	955,130
Other current liabilities	2,095,197	2,303,631
Long-term debt — current portion	2,581,658	3,818,790

Total current liabilities	7,551,588	9,586,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,425,871 and 28,422,461 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	284,259	284,225
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	314,219,149	312,660,430
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(247,837,457)	(239,286,428)

Total stockholders’ equity	72,089,722	79,081,998

TOTAL	$79,641,310	$88,668,954

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(Unaudited)

	Three Month Periods Ended March 31,
	2010	2009

REVENUE:
Grant and contract revenue	$380,285	$—
Product sales	445,542	255,225

Total revenue	825,827	255,225
COSTS AND EXPENSES:
Cost of sales	725,198	310,171
Research and development	4,412,949	4,800,252
Sales, general, and administrative	4,104,004	3,126,865

Total costs and expenses	9,242,151	8,237,288

Loss from operations	(8,416,324)	(7,982,063)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	10,628	(274)
Interest expense	(163,982)	(398,922)
Interest income	18,649	187,786

Total other expense	(134,705)	(211,410)

NET LOSS	$(8,551,029)	$(8,193,473)

Net loss per common share — basic and diluted	$(0.31)	$(0.37)
Weighted average number of common shares outstanding — basic and diluted	27,752,979	22,228,696
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(Unaudited)

	Three Month Periods Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,551,029)	$(8,193,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951,099	744,155
Amortization of financing costs and accretion of debt discount	70,324	153,789
Share-based compensation	1,544,469	604,571
Changes in operating assets and liabilities:
Accounts receivable	260,064	20,832
Inventories	(1,090,688)	(175,201)
Other current assets	(423,689)	(343,453)
Accounts payable	(61,107)	(429,982)
Accrued and other current liabilities	(441,602)	23,575

Net cash used in operating activities	(7,742,159)	(7,595,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(267,319)	(127,832)
Investments in intangible assets	(89,850)	(100,000)

Net cash used in investing activities	(357,169)	(227,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(1,299,273)	(1,149,998)
Payments on capital lease obligation	—	(21,434)
Proceeds from stock option exercises	14,284	—
Other	—	(35)

Net cash used in financing activities	(1,284,989)	(1,171,467)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,384,317)	(8,994,486)
CASH AND CASH EQUIVALENTS — Beginning of period	76,689,279	75,356,960

CASH AND CASH EQUIVALENTS — End of period	$67,304,962	$66,362,474

NONCASH INVESTING AND FINANCING ACTIVITIES:
License costs capitalized and included in accrued liabilities	$168,163	$275,000
Reclassification of inventory to property and equipment	650,526	—
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of March 31, 2010 and
For the Three Month Periods Ended March 31, 2010 and 2009
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2009 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $247.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities. The Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies.
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
2. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three month periods ended March 31, 2010 and 2009. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three month period ended March 31, 2010 excluded 672,500 shares of restricted stock issued during November 2009. While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three month periods ended March 31, 2010 and 2009 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three Month Periods Ended March 31,
	2010	2009
Restricted stock	672,500	—
Stock options	4,264,130	3,508,438
Common stock warrants	1,300,119	1,300,119

	6,236,749	4,808,557

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of March 31, 2010 and December 31, 2009 comprise the following:

	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$2,438,218	$(905,162)	$1,533,056	$2,438,218	$(728,376)	$1,709,842
Amortization expense for intangible assets amounted to $176,786 and $82,889 for the three month periods ended March 31, 2010 and 2009, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2010 (Period from April 1 to December 31)	$295,136
2011	165,226
2012	154,317
2013	150,681
2014	146,135
Thereafter	369,561
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of March 31, 2010. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
4. Related Party Transactions
Robert Letsinger and Chad Mirkin, co-founders of the Company, provide contracted research and development services to the Company, which are reimbursed based upon negotiated contract rates. The Company incurred expenses of $37,500 for these services in each of the three month periods ended March 31, 2010 and 2009.
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan. The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 46% of the options granted and outstanding contain “accelerated vesting” provisions.
The fair values of the Company’s option awards granted during the three month period ended March 31, 2010 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	102%
Risk free interest rate	2.78%
Weighted-average expected option life	6.1 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$3.49
Estimated forfeiture rate for unvested options	10.5%

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
The expected volatility for option awards granted in 2010 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost recognized was $1,162,405 and $604,571 in the three month periods ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, the total compensation cost not yet recognized related to the nonvested awards is approximately $8.8 million, which amount is expected to be recognized over the next four years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of March 31, 2010, and for three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2010	4,338,695	$5.75
Granted	33,000	$4.50
Exercised	(3,410)	$4.19
Expired	(74,130)	$10.71
Forfeited	(30,025)	$5.38

Outstanding — March 31, 2010	4,264,130	$5.66	7.68	$780,300

Exercisable — March 31, 2010	1,518,566	$5.76	6.67	$386,666

Vested and Expected to Vest — March 31, 2010	4,137,834	$5.66	7.67	$762,193

The intrinsic value of options exercised during the three month period ended March 31, 2010 was insignificant. There were no options exercised in the three month period ended March 31, 2009.
Included in the number of options outstanding at March 31, 2010, are 1,976,321 options with a weighted average exercise price of $5.30 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three month periods ended March 31, 2010 and 2009 was $506,971 and $581,622, respectively.
In November 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were forfeited as of March 31, 2010. During the three month period ended March 31, 2010, the Company recognized $382,064 in compensation expense associated with the restricted stock. As of March 31, 2010, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $3.5 million, which amount is expected to be recognized over the next two years, which is a weighted average term.
6. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2010, the Company has paid aggregate initial license fees of $2.5 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1.0% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and the sums of such minimum payments are expected to be $173,750 in 2010, $178,750 in 2011, $186,250 in 2012, $210,000 in 2013, $215,000 in 2014 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2010 to 2025.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
7. Stockholders’ Equity
As of March 31, 2010 and December 31, 2009, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at March 31, 2010 are as follows:

Class of Stock for	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $15.32 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The exercise price on the common stock warrants with an exercise price of $15.32 per share at March 31, 2010 will increase to $17.50 per share in April 2010.
8. Commitments and Contingencies
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
Rent and operating expenses associated with the office and laboratory space were $117,870 and $70,819 for the three month periods ended March 31, 2010 and 2009, respectively.
Annual future minimum obligations for the operating leases as of March 31, 2010, are as follows:

Operating
Years Ending December 31	Lease
2010 (Period from April 1 to December 31)	$333,927
2011	426,643
2012	438,921
2013	451,198
2014	190,131

Total minimum lease payments	$1,840,820

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
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million resulted in an effective interest rate on the debt of 21% and the discount will be amortized to interest expense over the term of the debt following the interest method. Interest expense on this debt was $155,799 and $390,066 for the three month periods ended March 31, 2010 and 2009, respectively, which includes $62,141 and $145,606 of discount amortization, respectively. Cash interest paid on this debt was $106,940 and $256,215 for the three month periods ended March 31, 2010 and 2009, respectively. The fair value of the debt at March 31, 2010 is $2.7 million, which was derived by applying an income approach to determine the present value of forecasted debt payments as required under the debt agreements. To determine the appropriate yield by which to discount the future cash payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures”.
This debt will mature in August 2010. Aggregate future principal payments on this debt will be $2.7 million.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
10. Supplemental Financial Information

Inventories:	March 31, 2010	December 31, 2009
Work-in-process component parts	$1,611,191	$1,061,982
Finished goods	1,769,545	1,878,592

Total	$3,380,736	$2,940,574

Property and Equipment — Net:	March 31, 2010	December 31, 2009
Total property and equipment — at cost	$16,658,033	$16,029,532
Less accumulated depreciation	(10,575,623)	(9,884,977)

Property and equipment — net	$6,082,410	$6,144,555

Other Current Liabilities:	March 31, 2010	December 31, 2009
Accrued clinical trial expenses	$879,893	$939,509
All other	1,215,304	1,364,122

Total	$2,095,197	$2,303,631

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
These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after any statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests on a single platform. We have developed or are currently developing diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other infectious diseases, as well as for pharmacogenomics.
Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup.
The Verigene System is differentiated by its ease of use, rapid turnaround times and ability to support a broad test menu. It also offers lower costs for laboratories already performing molecular diagnostic testing and allows a broader range of laboratories, including those operated by local hospitals, to perform these tests. Our ability to detect proteins, which for certain targets can be greater than 100 times more sensitive than current technologies, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market and may seek opportunities either directly or through partnerships to commercialize our technologies in other markets.
We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. 510(k) clearance is granted by the FDA if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought pre-market approval. We have also received 510(k) clearance to use the Verigene System for four diagnostic tests. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine the existence of certain genetic information that affects the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant in North America and Europe. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, to determine an individual’s risk, based upon genetic information, for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis.

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
On October 9, 2009, we received 510(k) clearance of our second generation respiratory panel and the Verigene SP System. The Verigene SP instrument automates sample preparation, which significantly reduces laboratory technician time required to perform this molecular test. We believe that our respiratory assay on the Verigene SP offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved specificity over currently available rapid tests. On November 24, 2009, we received clearance for a product insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Verigene SP. However, it is uncertain whether the ability to use this assay to detect H1N1 virus will be material to the Company based on the reduction in the number of recently reported H1N1 cases.
The fourth test is our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis.
We have elected to delay the launch of our cystic fibrosis test until such time as it may receive 510(k) clearance for use on the Verigene SP. In addition, we plan to submit additional FDA applications for each of our previously 510(k) cleared assays to allow their use on the new Verigene SP. We have engaged in dialogue with the FDA to identify additional clinical studies that we need to receive 510(k) clearance to run these assays on the Verigene SP.
In the first quarter of 2009, we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. We re-submitted an amended 510(k) submission in October 2009 to supply additional data requested by the FDA. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease, a systematic iron build up that can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. This is a de novo 510(k) because there are currently no FDA-cleared tests to detect these mutations of the HFE gene. We have received additional feedback from the FDA indicating that further testing would be necessary in order to proceed with this application. This assay was submitted for clearance on the original Verigene System and the FDA requires separate testing and a new application to clear this assay on the Verigene SP. Therefore, we plan to complete all necessary testing on the Verigene SP to submit a 510(k) application for it.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identification of patients with acute coronary syndromes at risk for subsequent cardiovascular events. We submitted a 510(k) application to the FDA in the fourth quarter of 2009. We have received initial feedback from the FDA regarding our 510(k) submission indicating that significant further studies will be required to obtain clearance for our cTnI assay. We believe that some of the additional requirements suggested by the FDA may be addressed by results from our ongoing FAST-TRAC clinical study, which is designed to support and further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease. We plan to complete the FAST-TRAC clinical studies along with any other studies necessary to re-submit to the FDA in 2010.
We are currently conducting multi-site trials for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix®. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 30-50% of the population possess variations in these genes and do not properly metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke.

In addition, we currently have research and development efforts underway on additional genetic, infectious disease and protein tests. Our test development pipeline includes a blood infection screening assay, an ultra-sensitive prostate-specific antigen (PSA) test for early diagnosis of recurrent prostate cancer and a multiplexed protein-based connective-tissue panel for the detection of rheumatoid arthritis, lupus and other related diseases. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases, such as cancer. We are in the process of assessing the commercial viability of these applications and the various paths to regulatory approval that may be available.
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.6 million for the three month period ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of approximately $247.8 million. Our operations to date have been funded principally through capital contributions from investors in two underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from our initial public offering. In October 2009, we completed a public offering of 5,405,000 shares of our common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering.
Financial Operations Overview
Revenue
Product sales revenue is derived from the sale or lease of the Verigene System, including consumables and related products sold to research laboratories and hospitals. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are primarily focused on driving product sales rather than grants and contracts. However, the Company recently completed development of certain custom pharmacogenetic assays to be used in conjunction with the clinical trials associated with new therapeutic drugs for a major pharmaceutical company. We will continue to be opportunistic with regard to future contract and grant opportunities.
Cost of Sales
Cost of sales represents the cost of materials, direct labor and other manufacturing overhead costs incurred to produce Verigene cartridges and instruments, as well as royalties on product sales, amortization of purchased intellectual property relevant to products available for sale and depreciation of instrument leases and rentals. Labor, validation and testing associated with our custom assay development contracts is also included in cost of sales.
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
Three month Period Ended March 31, 2010 Compared to the Three month Period Ended March 31, 2009
Revenues
Revenues were $0.8 million for the three month period ended March 31, 2010, as compared to $0.3 million for the three month period ended March 31, 2009. Product sales were $0.4 million for the three month period ended March 31, 2010 as compared to $0.3 million for the same period in 2009. The three month period ended March 31, 2010 also included $0.4 million of service revenue related primarily to the assay development contract with a major pharmaceutical company described earlier.
Cost of Sales
Cost of sales was $0.7 million for the three month period ended March 31, 2010 and $0.3 million for the three month period ended March 31, 2009. The $0.4 million increase in cost of sales for the three month period ended March 31, 2010 resulted from the costs associated with assay development revenue from our commercial contracts, the increase in product sales and the fixed amortization of license fees.
Research and Development Expenses
Research and development expenses decreased to $4.4 million for the three month period ended March 31, 2010, from $4.8 million for the three month period ended March 31, 2009 due to a decrease in Verigene SP prototype materials spending. During 2009, the Company completed most of its investment in Verigene SP development activities.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $3.1 million for the three month period ended March 31, 2009 to $4.1 million for the three month period ended March 31, 2010. The $1.0 million increase in sales, general and administrative expenses for the three months ended March 31, 2010 resulted from a $0.7 million increase in non-cash share-based compensation associated with options and restricted stock granted in the fourth quarter of 2009 and $0.3 million in bonus-related compensation expenses.
Interest Expense
Interest expense was $0.2 million for the three month period ended March 31, 2010, as compared to $0.4 million for the three months ended March 31, 2009. The decrease in interest expense for the three months ended March 31, 2010 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income decreased by $0.2 million for the three month period ended March 31, 2010 as compared to the same period in 2009. The decrease in interest income during the three months ended March 31, 2010 resulted from a significant decline in interest rates for the three-month period ended March 31, 2010 as compared to the same period in 2009.

Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2009, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $12.5 million from our debt borrowings, and $9.2 million from government grant revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2010, we had an accumulated deficit of approximately $247.8 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow before 2013. During this period we expect to increase investment in additional manufacturing scale-up, research and development costs to expand our assay menu and to develop a fully automated instrument with increased throughput, and to add to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our initial products and added products resulting from expansion of the number of our FDA-cleared tests. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. We anticipate that our current cash and cash equivalents will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations for approximately two years.
A customer may purchase the Verigene System, lease it from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. To date, our aggregate investment in systems rented to customers has not been material. However, we may need to increase our investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for their Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.
As of March 31, 2010, we had $67.3 million in cash and cash equivalents as compared to $76.7 million at December 31, 2009. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities remained relatively flat at $7.7 million for the three months ended March 31, 2010 as compared to $7.6 million for the three months ended March 31, 2009.
Net cash used in investing activities increased slightly to $0.4 million for the three months ended March 31, 2010 as compared to $0.2 million for the three months ended March 31, 2009. Our increase in capital spending related to product cost reduction programs.
Net cash used in financing activities increased slightly from $1.2 million for the three months ended March 31, 2009 to $1.3 million for the three months ended March 31, 2010 due to the scheduled payments under the loan and security agreements, which will be fully repaid in the third quarter of 2010.
While we anticipate that our capital resources will be sufficient to meet our estimated needs for approximately two years, we may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost reductions. The amount of additional capital we may need to raise depends on many factors, including:
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
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Recent Accounting Pronouncements
See Note 1 to the Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2010 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income for the three month period ended March 31, 2010 by $176,105.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Securities and Use of Proceeds
During the three month period ended March 31, 2010, there were no sales of unregistered securities.
Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: May 6, 2010

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: May 6, 2010