Form 10-Q
period 2010-06-30
NANOSPHERE INC
filed 2010-08-05
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 30, 2010 was 28,406,026.

NANOSPHERE, INC.

INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$57,738,974	$76,689,279
Accounts receivable	148,700	735,047
Inventories	3,390,044	2,940,574
Other current assets	815,259	374,657

Total current assets	62,092,977	80,739,557

PROPERTY AND EQUIPMENT— Net	5,943,748	6,144,555
INTANGIBLE ASSETS — Net of accumulated amortization	1,365,941	1,709,842
OTHER ASSETS	75,000	75,000

TOTAL	$69,477,666	$88,668,954

CURRENT LIABILITIES:
Accounts payable	$2,149,058	$2,509,405
Accrued compensation	1,092,594	955,130
Other current liabilities	5,280,459	2,303,631
Long-term debt — current portion	1,278,374	3,818,790

Total current liabilities	9,800,485	9,586,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,406,026 and 28,422,461 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	284,060	284,225
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	315,565,476	312,660,430
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(261,596,126)	(239,286,428)

Total stockholders’ equity	59,677,181	79,081,998

TOTAL	$69,477,666	$88,668,954

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2010	2009	2010	2009
REVENUE:
Grant and contract revenue	$197,786	$159,497	$578,071	$159,497
Product sales	319,017	242,740	764,559	497,965

Total revenue	516,803	402,237	1,342,630	657,462
COSTS AND EXPENSES:
Cost of sales	438,749	400,312	1,163,947	710,483
Research and development	4,633,810	4,439,933	9,046,759	9,240,185
Sales, general, and administrative	9,133,239	3,693,311	13,237,243	6,820,176

Total costs and expenses	14,205,798	8,533,556	23,447,949	16,770,844

Loss from operations	(13,688,995)	(8,131,319)	(22,105,319)	(16,113,382)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	7,888	(1,906)	18,517	(2,180)
Interest expense	(97,419)	(344,156)	(261,402)	(743,078)
Interest income	19,857	93,238	38,506	281,024

Total other expense	(69,674)	(252,824)	(204,379)	(464,234)

NET LOSS	$(13,758,669)	$(8,384,143)	$(22,309,698)	$(16,577,616)

Net loss per common share — basic and diluted	$(0.50)	$(0.38)	$(0.80)	$(0.75)
Weighted average number of common shares outstanding — basic and diluted	27,755,452	22,228,884	27,754,223	22,228,790
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(Unaudited)

	Six Month Periods Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,309,698)	$(16,577,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,786,372	1,484,784
Amortization of financing costs and accretion of debt discount	114,749	289,479
Loss from disposal of fixed assets	—	2,758
Share-based compensation	2,878,650	1,229,032
Changes in operating assets and liabilities:
Accounts receivable	586,347	25,231
Inventories	(1,544,555)	(74,104)
Other current assets	(456,968)	(447,979)
Accounts payable	(154,670)	(273,705)
Accrued and other current liabilities	3,289,874	730,061

Net cash used in operating activities	(15,809,899)	(13,612,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(352,256)	(814,302)
Investments in intangible assets	(175,582)	(340,000)

Net cash used in investing activities	(527,838)	(1,154,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(2,638,799)	(2,335,624)
Payments on capital lease obligation	—	(21,434)
Proceeds from stock option exercises	26,231	4,050
Other	—	(35)

Net cash used in financing activities	(2,612,568)	(2,353,043)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,950,305)	(17,119,404)
CASH AND CASH EQUIVALENTS — Beginning of period	76,689,279	75,356,960

CASH AND CASH EQUIVALENTS — End of period	$57,738,974	$58,237,556

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$—	$19,175
License costs capitalized and included in accrued liabilities	76,284	75,000
Reclassification of inventory to property and equipment	1,095,085	—
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of June 30, 2010 and December 31, 2009, and
For the Three and Six Month Periods Ended June 30, 2010 and 2009
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
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $261.6 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable.  Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.  The Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies.
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
2.  Net Loss Per Common Share
Basic and diluted net loss per common share has been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three and six month periods ended June 30, 2010 and 2009. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three and six month periods ended June 30, 2010 excluded 650,000 shares of restricted stock issued during November 2009. While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three and six month periods ended June 30, 2010 and 2009 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	June 30, 2010	June 30, 2009
Restricted stock	650,000	—
Stock options	4,236,272	3,559,900
Common stock warrants	1,300,119	1,300,119

	6,186,391	4,860,019

Nanosphere, Inc.
Notes to Financial Statements – (Continued)
(Unaudited)
3.  Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of June 30, 2010 and December 31, 2009 comprise the following:

	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$2,438,218	$(1,072,277)	$1,365,941	$2,438,218	$(728,376)	$1,709,842
Amortization expense for intangible assets amounted to $167,115 and $343,901 for the three and six month periods ended June 30, 2010, respectively, and to $50,016 and $132,905 for the three and six month periods ended June 30, 2009, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2010 (Period from July 1 to December 31)	$128,021
2011	165,226
2012	154,317
2013	150,681
2014	146,135
Thereafter	369,561
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of June 30, 2010. The amortization period related to $0.3 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
4.  Related Party Transactions
Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of $25,000 and $50,000 for these services in each of the three and six month periods ended June 30, 2010 and 2009, respectively.
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

Nanosphere, Inc.
Notes to Financial Statements – (Continued)
(Unaudited)
The fair values of the Company’s option awards granted during the six month period ended June 30, 2010 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	101%
Risk free interest rate	2.64%
Weighted-average expected option life	6.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$4.02
Estimated forfeiture rate for unvested options	7.4%
The expected volatility for option awards granted in 2010 was based on the Company’s actual historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost recognized was $992,738 and $2,155,143 in the three and six month periods ended June 30, 2010, respectively, and $624,461 and $1,229,032 in the three and six month periods ended June 30, 2009.
As of June 30, 2010, the total compensation cost not yet recognized related to the nonvested awards is approximately $7.6 million, which amount is expected to be recognized over the next four years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, it is the Company’s practice to deliver newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of June 30, 2010, and for six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2010	4,338,695	$5.75
Granted	117,445	$5.08
Exercised	(6,065)	$4.33
Expired	(78,190)	$10.44
Forfeited	(135,613)	$6.48

Outstanding — June 30, 2010	4,236,272	$5.63	7.46	$18,156

Exercisable — June 30, 2010	1,830,899	$5.56	6.50	$16,281

Vested and Expected to Vest — June 30, 2010	4,125,625	$5.63	7.44	$18,069

The intrinsic value of options exercised during the six month periods ended June 30, 2010 and 2009 was insignificant.
Included in the number of options outstanding at June 30, 2010 are 1,931,581 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and six month periods ended June 30, 2010 was $1,056,797 and $1,563,768, respectively, and was $1,119,284 and $1,700,906 for the three and six month periods ended June 30, 2009, respectively.
In November 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. During the six month period ended June 30, 2010, 22,500 shares of restricted stock were forfeited. The Company recognized $341,443 and $723,507 in compensation expense associated with the restricted stock during the three and six month periods ended June 30, 2010, respectively. As of June 30, 2010, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $3.2 million, which amount is expected to be recognized over the next two years, which is a weighted average term.

Nanosphere, Inc.
Notes to Financial Statements – (Continued)
(Unaudited)
6.  License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2010, the Company has paid aggregate initial license fees of $2.6 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from 1.0% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and the sums of such minimum payments are $173,750 in 2010, $178,750 in 2011, $186,250 in 2012, $210,000 in 2013, $215,000 in 2014 and are $30,000 to $220,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2010 to 2025.
On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (the Agreement”) to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the Agreement, the Company will pay a license and technology transfer fee of $1,865,000, payable in four installments. The first installment of $165,000 was due upon the execution of the Agreement, and the remaining installments of $350,000, $600,000 and $750,000 are payable on July 9, 2011, 2012 and 2013, respectively. These fees represent full payment for use of the licensed patents during the term of the Agreement, which ends on the expiration date of the last patent issued and licensed under the Agreement.
7.  Stockholders’ Equity
As of June 30, 2010 and December 31, 2009, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at June 30, 2010 are as follows:

Class of Stock for	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $17.50 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
In April 2010 the exercise price on the common stock warrants increased from $15.32 per share to $17.50 per share.
8.  Commitments and Contingencies
On August 28, 2009, the Company executed a lease renewal which commenced in June 2010 and ends in May 2014. Under the terms of the lease renewal, the Company has two successive three year options to renew the lease, and the Company has the right of first refusal to lease additional space within the facility.
Rent and operating expenses associated with the office and laboratory space were $164,302 and $282,172 for the three and six month periods ended June 30, 2010, respectively, and $134,240 and $205,059 for the three and six month periods ended June 30, 2009, respectively.
Annual future minimum obligations for the operating lease as of June 30, 2010, are as follows:

Operating
Years Ending December 31	Lease
2010 (Period from July 1 to December 31)	$244,697
2011	426,643
2012	438,921
2013	451,198
2014	190,131

Total minimum lease payments	$1,751,590

In July 2009, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Delaware by Eppendorf AG alleging infringement of a patent owned by the plaintiff. The Company has commenced settlement discussions with Eppendorf AG and has assessed a range of loss between $3.5 million and $4.5 million. As of June 30, 2010, the Company has determined that no single amount in this range is a better estimate than any other amount and has recorded an accrual of $3.5 million. The related settlement expense is classified in Sales, general, and administrative expense on the statement of operations for the three and six month periods ended June 30, 2010. While it is not feasible to predict the outcome of this matter with certainty, management believes that the ultimate disposition of this matter should not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Nanosphere, Inc.
Notes to Financial Statements – (Continued)
(Unaudited)
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
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values on the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million results in an effective interest rate on the debt of 21% and the discount will be amortized as interest expense over the term of the debt following the interest method. Interest expense on this debt was $89,236 and $245,035 for the three and six month periods ended June 30, 2010, respectively, which includes $36,243 and $98,384 of discount amortization. Interest expense on debt was $335,973 and $726,039 for the three and six month periods ended June 30, 2009, respectively, which includes $127,507 and $273,113 of discount amortization respectively. Cash interest paid on this debt was $66,686 and $173,626 for the three and six month periods ended June 30, 2010, respectively, and $220,587 and $476,802 for the three and six month periods ended June 30, 2009, respectively. The fair value of the debt at June 30, 2010 was $1.3 million, which was derived by applying an income approach to determine the present value of forecasted debt payments as required under the debt agreements.  To determine the appropriate yield by which to discount the future cash payments, the Company relied upon observable inputs of yields for securities with comparable risk and return profiles, which are Level 2 measurements under ASC Topic 820, “Fair Value Measurements and Disclosures”.
This debt will mature in August 2010. Aggregate future principal payments on this debt will be $1.3 million.
10.  Supplemental Financial Information

Inventories:	June 30, 2010	December 31, 2009
Work-in-process component parts	$2,131,533	$1,061,982
Finished goods	1,258,511	1,878,592

Total	$3,390,044	$2,940,574

Property and Equipment — Net:	June 30, 2010	December 31, 2009
Total property and equipment — at cost	$17,187,529	$16,029,532
Less accumulated depreciation	(11,243,781)	(9,884,977)

Property and equipment — net	$5,943,748	$6,144,555

Other Current Liabilities:	June 30, 2010	December 31, 2009
Accrued clinical trial expenses	$590,324	$939,509
Legal contingency reserve	3,500,000	—
All other	1,190,135	1,364,122

Total	$5,280,459	$2,303,631

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
Business Overview
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology simplifies molecular diagnostic testing, provides the ability to run multiple tests simultaneously on the same sample and has the potential to run a broad menu of tests. We have developed or are currently developing diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases, as well as for pharmacogenomics. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup.
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
We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) for commercial sale of the Verigene System in the second half of 2007. 510(k) clearance is granted by the FDA if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought pre-market approval. We have also received 510(k) clearance to use the Verigene System for four diagnostic tests. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine the existence of certain genetic information that affects the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, that determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis, potentially resulting in a stroke or heart attack.

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
On October 9, 2009, we received 510(k) clearance of our second generation respiratory panel and the Verigene SP System. The Verigene SP instrument automates sample preparation, which significantly reduces laboratory technician time required to perform this molecular test. We believe that our respiratory assay on the Verigene SP offers a simple to use molecular test for diagnosing respiratory infections and the flu, while providing improved sensitivity over currently available rapid tests. On November 24, 2009, we received clearance for a package insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Verigene SP. However, it is uncertain whether the ability to use this assay to detect H1N1 virus will be material to the Company based on the reduction in the number of recently reported H1N1 cases.
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
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identification of patients with acute coronary syndromes at risk for subsequent cardiovascular events. We submitted a 510(k) application to the FDA in the fourth quarter of 2009. We have received feedback from the FDA regarding our 510(k) submission indicating that significant further studies will be required to obtain clearance for our cTnI assay. We have recently withdrawn the 510(k) submission for our cardiac troponin assay and are planning to submit a new 510(k) application using a different predicate device. We plan to use patient samples from our FAST-TRAC clinical trial to run the clinical trials in support of our new 501(k) submission, and we believe we can commence these trials around the end of this year.
We have completed multi-site trials for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix®. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 30-50% of the population possess variations in these genes and do not properly metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke. We plan to submit a premarket approval application to the FDA for this test in the third quarter of 2010.
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

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $22.3 million for the six month period ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of approximately $261.6 million. Our operations to date have been funded principally through capital contributions from investors in two underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from our initial public offering. In October 2009, we completed a public offering of 5,405,000 shares of our common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering.
Financial Operations Overview
Revenue
Product sales revenue is derived from the sale or lease of the Verigene System, including consumables and related products sold to research laboratories and hospitals. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are primarily focused on driving product sales rather than seeking grants and contract opportunities. However, the Company recently completed development of certain custom pharmacogenetic assays to be used in conjunction with the clinical trials associated with new therapeutic drugs for a major pharmaceutical company. We will continue to be opportunistic with regard to future contract and grant opportunities.
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
Three month Period Ended June 30, 2010 Compared to the Three month Period Ended June 30, 2009
Revenues
Revenues were $0.5 million for the three month period ended June 30, 2010, as compared to $0.4 million for the three month period ended June 30, 2009. Product sales were $0.3 million for three month period ended June 30, 2010, as compared to $0.2 million for the three month period ended June 30, 2009. Both of the three month periods ended June 30, 2010 and 2009 also included $0.2 million of service revenue related primarily to the assay development contract with a major pharmaceutical company described earlier.
Cost of Sales
Cost of sales was $0.4 million for each of the three month periods ended June 30, 2010 and 2009. We have initiated several product cost reduction programs, which include initiatives to reduce the cost of materials and labor. We expect per unit material costs to decline as a result of process automation, additional multi-cavity molds and volume absorption of overhead.
Research and Development Expenses
Research and development expenses increased to $4.6 million for the three month period ended June 30, 2010, from $4.4 million for the three month period ended June 30, 2009. The $0.2 million increase in research and development expenses for the three month period ended June 30, 2010 was driven primarily by clinical trial materials.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $3.7 million for the three month period ended June 30, 2009 to $9.1 million for the three month period ended June 30, 2010. The $5.4 million increase in sales, general and administrative expenses for the three months ended June 30, 2010 resulted from accrued legal settlement expenses of $3.5 million, a $1.5 million increase in litigation defense expenses and a $0.5 million increase in non-cash share-based compensation associated with options and restricted stock granted in the fourth quarter of 2009, partially offset by a decrease in clinical trial expenses associated with the FAST-TRAC cTnI marketing study.
In July 2009, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Delaware by Eppendorf AG alleging infringement of a patent owned by the plaintiff. The Company has commenced settlement discussions with Eppendorf AG and has assessed a range of loss between $3.5 million and $4.5 million. As of June 30, 2010, the Company has determined that no single amount in this range is a better estimate than any other amount and has recorded an accrual of $3.5 million. While it is not feasible to predict the outcome of this matter with certainty, management believes that the ultimate disposition of this matter should not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
Interest Expense
Interest expense was $0.1 million for the three month period ended June 30, 2010, as compared to $0.3 million for the three month period ended June 30, 2009. The decrease in interest expense for the three months ended June 30, 2010 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income was less than $0.1 million for the three month period ended June 30, 2010 and $0.1 million for the three month period ended June 30, 2009. The decrease in interest income during the three months ended June 30, 2010 resulted from a significant decline in interest rates during the three-month period ended June 30, 2010 as compared to the same period in 2009.

Six month Period Ended June 30, 2010 Compared to the Six month Period Ended June 30, 2009
Revenues
Revenues were $1.3 million for the six month period ended June 30, 2010, as compared to $0.7 million for the six month period ended June 30, 2009. Product sales increased from $0.5 million for the six month period ended June 30, 2009 to $0.7 million for the same period in 2010. Service revenue also increased from $0.2 million for the six month period ended June 30, 2009 to $0.6 million for the same period in 2010.
Cost of Sales
Cost of sales was $1.2 million for the six month period ended June 30, 2010 and $0.7 million for the six month period ended June 30, 2009. The $0.5 million increase in cost of sales for the six month period ended June 30, 2010 resulted from the costs associated with assay development revenue from our commercial contracts, the increase in product sales and the fixed amortization of license fees.
Research and Development Expenses
Research and development expenses decreased from $9.2 million for the six month period ended June 30, 2009 to $9.0 million for the six month period ended June 30, 2010. The $0.2 million decrease in research and development expenses for the six month period ended June 30, 2010 resulted primarily from a decrease in Verigene SP prototype materials spending. During 2009, the Company completed most of its investment in Verigene SP development activities.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $6.8 million for the six month period ended June 30, 2009 to $13.2 million for the six month period ended June 30, 2010 due to a $3.5 million contingency reserve as well as a $1.5 increase in litigation defense expenses related to Eppendorf AG litigation, as previously discussed. In addition, non-cash share-based compensation increased $1.2 million due to options and restricted stock granted in the fourth quarter of 2009.
Interest Expense
Interest expense was $0.3 million for the six month period ended June 30, 2010, as compared to $0.7 million for the six month period ended June 30, 2009. The decrease in interest expense for the six month period ended June 30, 2010 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements.
Interest Income
Interest income was less than $0.1 million for the six month period ended June 30, 2010 and $0.3 million for the six month period ended June 30, 2009. The decrease in interest income during the six month period ended June 30, 2010 resulted from lower interest rates during the six month period ended June 30, 2010 as compared to the same period in 2009.
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2009, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering and $9.2 million from government grant revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2010, we had an accumulated deficit of approximately $261.6 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.

Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow before 2013. During this period we expect to increase investment in additional manufacturing scale-up, research and development costs to expand our assay menu and to develop a fully automated instrument with increased throughput, and to add to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. We anticipate that our current cash and cash equivalents will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations for approximately two years.
A customer may purchase the Verigene System, lease it from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. To date, our aggregate investment in systems rented to customers has not been material. However, we may need to increase our investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.
As of June 30, 2010, we had $57.7 million in cash and cash equivalents as compared to $76.7 million at December 31, 2009. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities increased from $13.6 million for the six months ended June 30, 2009 to $15.8 million for the six months ended June 30, 2010 due to a $1.5 million investment in inventory.
Net cash used in investing activities decreased from $1.2 million for the six months ended June 30, 2009 to $0.5 million for the six months ended June 30, 2010. Investments in property and equipment during 2009 focused on assay development equipment for the Verigene SP platform.
Net cash used in financing activities increased slightly from $2.4 million for the six months ended June 30, 2009 to $2.6 million for the six months ended June 30, 2010 due to the scheduled payments under the loan and security agreements, which will be fully repaid in the third quarter of 2010.
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
Contractual Obligations and Commitments
The Company’s material contractual obligations and commitments are as described in its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010. In addition, on July 9, 2010, the Company executed a worldwide non-exclusive license agreement (the Agreement”) to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the Agreement, the Company will pay a license and technology transfer fee of $1,865,000, payable in four installments. The first installment of $165,000 was due upon the execution of the Agreement, and the remaining installments of $350,000, $600,000 and $750,000 are payable on July 9, 2011, 2012 and 2013, respectively. These fees represent full payment for use of the licensed patents during the term of the Agreement, which ends on the expiration date of the last patent issued and licensed under the Agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2010 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income for the six month period ended June 30, 2010 by $328,771.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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
In July 2009, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Delaware by Eppendorf AG alleging infringement of a patent owned by the plaintiff. The Company has commenced settlement discussions with Eppendorf AG and has assessed a range of loss between $3.5 million and $4.5 million. As of June 30, 2010, the Company has determined that no single amount in this range is a better estimate than any other amount and has recorded an accrual of $3.5 million. The related settlement expense is classified in Sales, general, and administrative expense on the statement of operations for the three and six month periods ended June 30, 2010. While it is not feasible to predict the outcome of this matter with certainty, management believes that the ultimate disposition of this matter should not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(a)	During the three month period ended June 30, 2010, there were no sales of unregistered securities.
(b)	Not Applicable.
(c)	Not Applicable.
Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
10.1
License Agreement dated July 9, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2010 and incorporated herein by reference)

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

NANOSPHERE, INC.
	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer (principle executive officer)

Date: August 5, 2010

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer (principle financial officer and principle accounting officer)
Date: August 5, 2010