Form 10-Q
period 2010-09-30
NANOSPHERE INC
filed 2010-11-03
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 29, 2010 was 28,406,266.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Nanosphere, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$45,637,143	$76,689,279
Accounts receivable	199,292	735,047
Inventories	2,661,826	2,940,574
Other current assets	735,937	374,657

Total current assets	49,234,198	80,739,557

PROPERTY AND EQUIPMENT— Net	5,210,941	6,144,555
INTANGIBLE ASSETS — Net of accumulated amortization	3,543,609	1,709,842
OTHER ASSETS	75,000	75,000

TOTAL	$58,063,748	$88,668,954

CURRENT LIABILITIES:
Accounts payable	$1,877,374	$2,509,405
Accrued compensation	1,136,569	955,130
Other current liabilities	3,414,193	2,303,631
Long-term debt — current portion	—	3,818,790

Total current liabilities	6,428,136	9,586,956

LONG-TERM LIABILITIES:
Other noncurrent liabilities	1,350,000	—

Total liabilities	7,778,136	9,586,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,406,266 and 28,422,461 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	284,063	284,225
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	317,092,867	312,660,430
Warrants to acquire common stock	5,423,771	5,423,771
Accumulated deficit	(272,515,089)	(239,286,428)

Total stockholders’ equity	50,285,612	79,081,998

TOTAL	$58,063,748	$88,668,954

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE:
Grant and contract revenue	$31,890	$422,300	$609,961	$581,797
Product sales	341,547	306,717	1,106,106	804,682

Total revenue	373,437	729,017	1,716,067	1,386,479
COSTS AND EXPENSES:
Cost of sales	1,074,023	587,901	2,237,970	1,298,384
Research and development	4,939,558	4,618,001	13,986,317	13,858,186
Sales, general, and administrative	5,279,859	3,519,404	18,517,102	10,339,580

Total costs and expenses	11,293,440	8,725,306	34,741,389	25,496,150

Loss from operations	(10,920,003)	(7,996,289)	(33,025,322)	(24,109,671)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(12,030)	(338)	6,487	(2,518)
Interest expense	(12,623)	(287,185)	(274,024)	(1,030,263)
Interest income	25,693	41,451	64,198	322,475

Total other income (expense)	1,040	(246,072)	(203,339)	(710,306)

NET LOSS	$(10,918,963)	$(8,242,361)	$(33,228,661)	$(24,819,977)

Net loss per common share — basic and diluted	$(0.39)	$(0.37)	$(1.20)	$(1.12)
Weighted average number of common shares outstanding — basic and diluted	27,756,086	22,232,621	27,754,851	22,230,070
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Month Periods Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,228,661)	$(24,819,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,695,553	2,220,847
Amortization of financing costs and accretion of debt discount	118,961	405,305
Loss from disposal of fixed assets	20,699	2,758
Share-based compensation	4,406,025	1,861,910
Changes in operating assets and liabilities:
Accounts receivable	535,755	184,144
Inventories	(816,337)	42,199
Other current assets	(381,738)	(955,672)
Accounts payable	(426,354)	198,968
Accrued and other current liabilities	1,202,470	646,621

Net cash used in operating activities	(25,873,627)	(20,212,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(444,997)	(974,470)
Investments in intangible assets	(865,469)	(340,000)
Other	23,000	—

Net cash used in investing activities	(1,287,466)	(1,314,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(3,917,293)	(3,557,982)
Payments on capital lease obligation	—	(21,434)
Proceeds from stock option exercises	26,250	46,012
Other	—	(35)

Net cash used in financing activities	(3,891,043)	(3,533,439)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,052,136)	(25,060,806)
CASH AND CASH EQUIVALENTS — Beginning of period	76,689,279	75,356,960

CASH AND CASH EQUIVALENTS — End of period	$45,637,143	$50,296,154

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$—	$99,299
License costs capitalized and included in accrued liabilities	1,700,000	75,000
Reclassification of inventory to property and equipment	1,095,085	—
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of September 30, 2010 and December 31, 2009, and
For the Three and Nine month Periods Ended September 30, 2010 and 2009
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
The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses attributable to common stock of $272.5 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities. The Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies.
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
2. Net Loss Per Common Share
Basic and diluted net loss per common share has been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three and nine month periods ended September 30, 2010 and 2009. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three and nine month periods ended September 30, 2010 excluded 650,000 shares of restricted stock issued in November 2009. While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2010 and 2009 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	September 30, 2010	September 30, 2009
Restricted stock	650,000	—
Stock options	4,200,790	3,588,405
Common stock warrants	1,300,119	1,300,119

	6,150,909	4,888,524

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
3. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of September 30, 2010 and December 31, 2009 comprise the following:

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$4,288,218	$(1,195,720)	$3,092,498	$2,438,218	$(728,376)	$1,709,842
Patents	455,000	(3,889)	$451,111	—	—	—

	$4,743,218	$(1,199,609)	$3,543,609	$2,438,218	$(728,376)	$1,709,842

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (“the License Agreement”) to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the License Agreement, the Company will pay a license and technology transfer fee of $1,865,000, payable in four installments. The first installment of $165,000 was paid upon the execution of the License Agreement. The second installment of $350,000 is payable on July 9, 2011 and is reflected in “Current Liabilities — Other Current Liabilities” on the balance sheet as of September 30, 2010. The final two installments of $600,000 and $750,000 are payable on July 9, 2012 and 2013, respectively, and are reflected in “Long-Term Liabilities — Other Noncurrent Liabilities” on the balance sheet as of September 30, 2010. These fees represent full payment for use of the licensed patents during the term of the License Agreement, which ends on the expiration date of the last patent issued and licensed under the License Agreement.
The Company acquired patents and patent rights from Eppendorf AG on August 18, 2010. See Note 8.
Amortization expense for intangible assets amounted to $127,332 and $471,233 for the three and nine month periods ended September 30, 2010, respectively, and to $39,763 and $172,669 for the three and nine month periods ended September 30, 2009, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2010 (Period from October 1 to December 31)	$97,757
2011	367,138
2012	356,228
2013	352,592
2014	348,047
Thereafter	1,769,848
Licenses are amortized from the date products associated with the licensed technology receive clearance from of the U.S. Food and Drug Administration (the “FDA”), and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of September 30, 2010. Approximately $0.3 million of purchased licenses are not amortized because the diagnostic test products associated with the licensed technology have not been cleared by the FDA.
4. Related Party Transactions
Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of $25,000 and $75,000 for these services in each of the three and nine month periods ended September 30, 2010 and 2009, respectively.

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
The fair values of the Company’s option awards granted during the nine month period ended September 30, 2010 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	101%
Risk free interest rate	2.62%
Weighted-average expected option life	6.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$4.01
Estimated forfeiture rate for unvested options	7.5%
The expected volatility for option awards granted in 2010 was based on the Company’s actual historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in ASC Topic 718, “Compensation — Stock Compensation.” The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost recognized was $1,148,152 and $3,303,295 in the three and nine month periods ended September 30, 2010, respectively, and $632,878 and $1,861,910 in the three and nine month periods ended September 30, 2009.
As of September 30, 2010, the total compensation cost not yet recognized related to the nonvested awards is approximately $6.6 million, which is expected to be recognized over the weighted average term of four years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, it is the Company’s practice to deliver newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of September 30, 2010, and for nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2010	4,338,695	$5.75
Granted	119,945	$5.06
Exercised	(6,305)	$4.16
Expired	(107,803)	$9.86
Forfeited	(143,742)	$6.43

Outstanding — September 30, 2010	4,200,790	$5.61	7.21	$1,397,751

Exercisable — September 30, 2010	1,833,697	$5.54	6.28	$846,984

Vested and Expected to Vest — September 30, 2010	4,091,904	$5.61	7.19	$1,372,416

The intrinsic value of options exercised during the nine month periods ended September 30, 2010 and 2009 was insignificant.
Included in the number of options outstanding at September 30, 2010 are 1,922,606 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and nine month periods ended September 30, 2010 was $113,325 and $1,677,093, respectively, and was $253,894 and $1,954,800 for the three and nine month periods ended September 30, 2009, respectively.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
In November 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. During the nine month period ended September 30, 2010, 22,500 shares of restricted stock were forfeited. The Company recognized $379,223 and $1,102,730 in compensation expense associated with the restricted stock during the three and nine month periods ended September 30, 2010, respectively. As of September 30, 2010, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $2.8 million, which amount is expected to be recognized over the next two years, which is a weighted average term.
6. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2010, the Company has paid aggregate initial license fees of $2.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. Certain of the license agreements have minimum annual royalty payments, and the sums of such minimum payments are $173,750 in 2010, $176,250 in 2011, $181,250 in 2012, $200,000 in 2013, $207,500 in 2014 and are $30,000 to $215,000 annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2011 to 2025.
7. Stockholders’ Equity
As of September 30, 2010 and December 31, 2009, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at September 30, 2010 are as follows:

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
Rent and operating expenses associated with the office and laboratory space were $159,428 and $441,600 for the three and nine month periods ended September 30, 2010, respectively, and $117,073 and $322,131 for the three and nine month periods ended September 30, 2009, respectively.
Annual future minimum obligations for the operating lease as of September 30, 2010, are as follows:

Operating
Years Ending December 31	Lease
2010 (Period from October 1 to December 31)	$104,870
2011	426,643
2012	438,921
2013	451,198
2014	190,131

Total minimum lease payments	$1,611,763

In July 2009, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Delaware by Eppendorf AG alleging infringement of a patent owned by the plaintiff. On August 18, 2010, the Company executed a Settlement Agreement and Intellectual Property Purchase Agreement (the “ Settlement and Purchase Agreement”) with Eppendorf AG. The Settlement and Purchase Agreement provides for, among other things, a lump sum payment of $4 million to settle a patent litigation dispute between the companies, the Company’s acquisition from Eppendorf of certain patents and patent rights, and a limited license back to service existing Eppendorf customers and licenses previously issued that relate to the purchased patents and patent rights. Pursuant to the Settlement and Purchase Agreement, the Company paid $4 million to Eppendorf AG during the third quarter of 2010. The Company has allocated $3.5 million of the lump sum payment to settlement expense, previously accrued as of June 30, 2010, and $0.5 million to intangible assets for the fair value of the acquired patents and patent rights.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
9. Long-Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. Interest rates under the agreements were 12.5% for the initial twelve month period and 10.0% during the following thirty month period. Notes issued pursuant to this commitment were secured by a first security lien on all of the Company’s assets including intellectual property. This debt matured in August 2010.
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values on the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million resulted in an effective interest rate on the debt of 21% and the discount was amortized as interest expense over the term of the debt following the interest method. Interest expense on this debt was $8,531 and $253,567 for the three and nine month periods ended September 30, 2010, respectively, which included less than $100,000 of discount amortization in both periods. Interest expense on debt was $279,002 and $1,005,041 for the three and nine month periods ended September 30, 2009, respectively, which included $107,643 and $380,756 of discount amortization respectively. Cash interest paid on this debt was $21,480 and $195,107 for the three and nine month periods ended September 30, 2010, respectively, and $183,854 and $660,656 for the three and nine month periods ended September 30, 2009, respectively.
10. Supplemental Financial Information

Inventories:	September 30, 2010	December 31, 2009
Work-in-process component parts	$922,160	$1,061,982
Finished goods	1,739,666	1,878,592

Total	$2,661,826	$2,940,574

During the three and nine month period ended September 30, 2010, the Company established a valuation reserve of $679,536 for most of the original Verigene System inventory. All near-term assay submissions are expected to be on the Verigene SP.

Property and Equipment — Net:	September 30, 2010	December 31, 2009
Total property and equipment — at cost	$17,200,815	$16,029,532
Less accumulated depreciation	(11,989,874)	(9,884,977)

Property and equipment — net	$5,210,941	$6,144,555

Other Current Liabilities:	September 30, 2010	December 31, 2009
Accrued clinical trial expenses	$634,194	$939,509
All other	2,779,999	1,364,122

Total	$3,414,193	$2,303,631

As of September 30, 2010, All other current liabilities includes accrued litigation defense fees of approximately $1.7 million for services rendered through September 30, 2010.
11. Subsequent Event
On October 29, 2010, the United States Department of the Treasury awarded the Company a grant of $977,917 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code.

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
Business Overview
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology provides the ability to run multiple tests simultaneously on the same sample.
The Verigene System is also differentiated by its ease of use, rapid turnaround times and ability to support a broad test menu. It provides laboratories already performing molecular diagnostic testing a low cost solution and enables smaller hospitals without advanced diagnostic capabilities to perform these tests. We are focused on the clinical diagnostics market. Our test menu is designed to fulfill the following unmet hospital laboratory needs:
1)	the conversion of microbiology to molecular methods to more rapidly identify infectious diseases,

2)	point-of-care pharmacogenetics to ensure that the appropriate therapy is prescribed, and

3)	earlier detection of disease through ultra-sensitive protein assays.
Our assays were originally developed for use on the first generation Verigene System (“Verigene I”). Subsequently, we developed and launched the Verigene SP System (“Verigene SP”) which handles the same processing steps as the Verigene I and incorporates sample preparation. While our current customers continue to use Verigene I predominantly for hypercoagulation testing and Warfarin metabolism testing, our near-term development plans are focused on the Verigene SP, and all future assays are expected to be submitted to the FDA on the Verigene SP.

The following table summarizes the FDA regulatory status of our near-term genomic and protein assays on the Verigene System:

FDA Status
Assay	Verigene I	Verigene SP

Infectious Disease Assays

Respiratory Virus	510(k) cleared	510(k) cleared

Respiratory Virus with Sub-Typing		Filing submitted Q4 2010

Blood Infection Panels		In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared	Filing expected 2011

Hyper-Coagulation	510(k) cleared	Filing expected 2011

Cystic Fibrosis	510(k) cleared (launch pending clearance on Verigene SP)

Plavix® Metabolism (2C19)		Premarket approval filing submitted Q3 2010

Hemochromatosis (HFE)	Pending resubmission on the Verigene SP

Ultra-Sensitive Protein Assays

Cardiac Troponin I	Pending resubmission on the Verigene SP	Filing expected 2011

Prostate-Specific Antigen (PSA)	Research use only
Infectious Disease Assays
The conversion of microbiology to molecular methods is driven by the need to identify infectious diseases more quickly, allowing a more rapid commencement of clinical intervention. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing, rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Verigene SP provide microbiology labs with a compelling solution for conversion to molecular testing.
We have received 510(k) clearance for our respiratory panel that detects the presence of influenza A and B as well as respiratory syncitial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one year and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate and fast determination of which virus is present. This test result guides the most appropriate treatment therapy.
In the fourth quarter of 2009, we received 510(k) clearance of our respiratory panel on the Verigene SP. We believe that our respiratory assay on the Verigene SP offers a simple-to-use molecular test for diagnosing respiratory infections and the flu, while providing improved sensitivity over currently available rapid tests. We have received clearance for a package insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Verigene SP.

In the fourth quarter of 2010, we submitted a 510(k) application for a respiratory assay that adds subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, to our previously cleared respiratory assay. We believe this will be the first sample-to-result molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals and demonstrating the multiplexing capability of the Verigene System. Once cleared by the FDA, the demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses.
We are developing three blood stream infection panels for the earlier detection of specific bacteria present within patients with blood stream infections. Currently under development are gram positive, gram negative and fungal panels. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within the 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that often include serious side effects.
Our development efforts also include a C. difficile test and an enteric bacteria test. Our C. difficile test includes both the genetic test to detect the presence of C. difficile and toxin B, a protein test that indicates whether the virus is active. C. difficile is a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Our enteric bacteria assay is being developed to detect and identify Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria that are treated with various antibiotics and other anti-bacterial drug therapies.
Human and Pharmacogenetic Assays
Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run for a single patient at the point-of-care. Our Verigene System and human and pharmacogenetic test menu addresses these hospital needs. Pharmacogenetics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup.
We have received 510(k) clearance for a warfarin metabolism assay performed on our Verigene I. This is a pharmacogenetic test to determine the existence of certain genetic mutations that affect the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant. We plan to submit an additional FDA application for this assay to allow its use on the Verigene SP.
In the third quarter of 2010, we filed a pre-market approval application (PMA) for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 50% of the population possess variations in these genes and do not properly metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing certain of these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke.
We have also received 510(k) clearance to use the Verigene I for two human genetic tests. The first test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis, potentially resulting in a stroke or heart attack. We plan to submit an additional FDA application for this assay to allow its use on the Verigene SP.
The second human genetic test is our cystic fibrosis test that enables molecular laboratories to perform prenatal screening and diagnostic confirmations through identification of the number of copies of each of the 23 most common gene mutations recognized by the American College of Obstetricians and Gynecologists as markers for cystic fibrosis. We have elected to delay the launch of our cystic fibrosis test until such time as it may receive 510(k) clearance for use on the Verigene SP.
In the first quarter of 2009, we filed a de novo 510(k) submission for a hereditary hemochromatosis (“HFE”) genetic test. We re-submitted an amended 510(k) submission in October 2009 to supply additional data requested by the FDA. Mutations in the HFE gene are associated with hemochromatosis, which is the leading cause of iron overload disease, a systematic iron build up that can eventually adversely affect the heart, liver, pancreas, joints and pituitary gland. Untreated, hemochromatosis can be fatal. Once detected, hemochromatosis is easily treated. Approximately one in every 250 people of European descent has the disease and one in eight is a carrier of at least one of the recessive gene mutations. This is a de novo 510(k) because there are currently no FDA-cleared tests to detect these mutations of the HFE gene. We have received additional feedback from the FDA indicating that further testing would be necessary in order to proceed with this application. This assay was submitted for clearance on the Verigene I and the FDA requires separate testing and a new application to clear this assay on the Verigene SP.

Ultra-Sensitive Protein Assays
Our ability to detect proteins at sensitivity levels that can be 100 times greater than current technologies may enable earlier detection of and intervention in diseases as well as enable the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We have developed or are currently developing diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of the occurrence of myocardial infarction or heart attack and identification of patients with acute coronary syndromes at risk for subsequent cardiovascular events. We previously submitted a 510(k) application to the FDA to obtain clearance for the cardiac troponin assay on the Verigene I. The Company has withdrawn this application and plans to submit a new 510(k) application to obtain clearance for this assay on the Verigene SP. We plan to use patient samples from our FAST-TRAC clinical trial to run the clinical trials in support of our new 510(k) submission, and we believe we can commence these trials around the end of this year.
In addition to the cardiac troponin I assay, we currently have research and development efforts underway for an ultra-sensitive prostate-specific antigen (PSA) test for early diagnosis of recurrent prostate cancer, and early testing data suggests this assay may serve as a more specific test for PSA screening. We are also working on a multiplexed protein-based connective-tissue panel for the detection of rheumatoid arthritis, lupus and other related diseases. We are also investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases, such as cancer. We are in the process of assessing the commercial viability of these applications and the various paths to regulatory approval that may be available.
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $33.2 million for the nine month period ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of approximately $272.5 million. Our operations to date have been funded principally through capital contributions from investors in two underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from our initial public offering. In October 2009, we completed a public offering of 5,405,000 shares of our common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering.
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $100 million in common stock, preferred stock, warrants, stock purchase contracts and/or stock purchase units of the Company, under which $64.6 million remains available for future issuances.
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
Three month Period Ended September 30, 2010 Compared to the Three month Period Ended September 30, 2009
Revenues
Revenues were $0.4 million for the three month period ended September 30, 2010, as compared to $0.7 million for the three month period ended September 30, 2009. Product sales were $0.3 million for three month period ended September 30, 2010 and 2009. The three month period ended September 30, 2009 included $0.4 million of service revenue related primarily to the assay development contract with a major pharmaceutical company.
Cost of Sales
Cost of sales was $1.1 million for the three month period ended September 30, 2010 and $0.6 million for the three month period ended September 30, 2009. During the three month period ended September 30, 2010, the Company established a valuation reserve of $0.7 million for the Verigene I inventory. This reserve was taken based on the Company’s plan to submit future assay applications to the FDA for use only on the Verigene SP. In addition, the Company withdrew its 510(k) application to the FDA for the cardiac troponin assay on the Verigene I and plans to submit a new 510(k) application for this assay on the Verigene SP.
Research and Development Expenses
Research and development expenses increased from $4.6 million for the three month period ended September 30, 2009 to $4.9 million for the three month period ended September 30, 2010 due to clinical trial expenses for our 2C19 and respiratory virus assays.

Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $3.5 million for the three month period ended September 30, 2009 to $5.3 million for the three month period ended September 30, 2010. The $1.8 million increase in sales, general and administrative expenses for the three months ended September 30, 2010 resulted from a $1.2 million increase in litigation defense expenses for the patent litigation dispute with Eppendorf AG that was settled on August 18, 2010. In addition, non-cash share-based compensation increased $0.5 million due to options and restricted stock granted in the fourth quarter of 2009.
Interest Expense
Interest expense was less than $0.1 million for the three month period ended September 30, 2010, as compared to $0.3 million for the three month period ended September 30, 2009. The decrease in interest expense for the three months ended September 30, 2010 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements with Venture Lending and Leasing. The balance of this debt was fully repaid in August 2010.
Interest Income
Interest income was less than $0.1 million for the three month periods ended September 30, 2010 and 2009.
Nine month Period Ended September 30, 2010 Compared to the Nine month Period Ended September 30, 2009
Revenues
Revenues were $1.7 million for the nine month period ended September 30, 2010, as compared to $1.4 million for the nine month period ended September 30, 2009. Product sales increased from $0.8 million for the nine month period ended September 30, 2009 to $1.1 million for the same period in 2010. Service revenue was $0.6 million for the nine month periods ended September 30, 2010 and 2009.
Cost of Sales
Cost of sales was $2.2 million for the nine month period ended September 30, 2010 and $1.3 million for the nine month period ended September 30, 2009. The $0.9 million increase in cost of sales for the nine month period ended September 30, 2010 resulted from the $0.7 million valuation reserve for the Verigene I inventory, as previously discussed. The balance of the increase was driven by the increase in sales.
Research and Development Expenses
Research and development expenses have remained relatively consistent at $14.0 million for the nine month period ended September 30, 2010 as compared to $13.9 million for the nine month period ended September 30, 2009.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $10.3 million for the nine month period ended September 30, 2009 to $18.5 million for the nine month period ended September 30, 2010 due to litigation settlement expenses of $3.5 million as well as a $2.6 million increase in litigation defense expenses related to the Eppendorf AG litigation, as previously discussed. In addition, non-cash share-based compensation increased $1.9 million due to options and restricted stock granted in the fourth quarter of 2009.
Interest Expense
Interest expense was $0.3 million for the nine month period ended September 30, 2010, as compared to $1.0 million for the nine month period ended September 30, 2009. The decrease in interest expense for the nine month period ended September 30, 2010 resulted from a decrease in the scheduled amortization, which includes increased principal and lower interest, in accordance with the loan and security agreements with Venture Lending and Leasing. The balance of this debt was fully repaid in August 2010.

Interest Income
Interest income was less than $0.1 million for the nine month period ended September 30, 2010 and $0.3 million for the nine month period ended September 30, 2009. The decrease in interest income during the nine month period ended September 30, 2010 resulted from lower interest rates during the nine month period ended September 30, 2010 as compared to the same period in 2009.
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2009, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering and $9.2 million from government grant revenue. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of September 30, 2010, we had an accumulated deficit of approximately $272.5 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow before 2013. During this period we expect to increase investment in additional manufacturing scale-up, research and development costs to expand our assay menu and to develop a fully automated instrument with increased throughput, and to add to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. We anticipate that our current cash and cash equivalents will be sufficient to cover our operating and investing activities as well as our debt interest and principal obligations until approximately the middle of 2012.
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
As of September 30, 2010, we had $45.6 million in cash and cash equivalents as compared to $76.7 million at December 31, 2009. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities increased from $20.2 million for the nine months ended September 30, 2009 to $25.9 million for the nine months ended September 30, 2010 due to primarily to the lump sum payment to Eppendorf AG to settle a patent litigation dispute as well as $1.2 million paid for legal defense fees.
Net cash used in investing activities remained consistent at $1.3 million for the nine months ended September 30, 2010 and September 30, 2009.
Net cash used in financing activities increased slightly from $3.5 million for the nine months ended September 30, 2009 to $3.9 million for the nine months ended September 30, 2010 due to the scheduled payments under the loan and security agreements with Venture Lending and Leasing, which were fully repaid in the third quarter of 2010.

While we anticipate that our capital resources will be sufficient to meet our estimated needs until approximately the middle of 2012, we may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost reductions. The amount of additional capital we may need to raise depends on many factors, including:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2010 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced our interest income to $0 for the nine month period ended September 30, 2010.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
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
On August 18, 2010, the Company executed a Settlement Agreement and Intellectual Property Purchase Agreement (the “Settlement and Purchase Agreement”) with Eppendorf AG. The Settlement and License Agreement provides for, among other things, a lump sum payment of $4 million to settle a patent litigation dispute between the companies, the Company’s acquisition from Eppendorf of certain patents and patent rights, and a limited license back to service existing Eppendorf customers and licenses previously issued that relate to the purchased patents and patent rights. The patent litigation dispute that was terminated by the Settlement and License Agreement was described previously in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds
(a)	During the three month period ended September 30, 2010, there were no sales of unregistered securities.

(b)	Not Applicable.

(c)	Not Applicable.
Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
10.1
License Agreement dated July 9, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2010 and incorporated herein by reference).

10.2
Settlement Agreement and Intellectual Property Purchase Agreement, dated August 18, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2010 and incorporated herein by reference).

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
Date: November 3, 2010

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer (principle financial officer and principle accounting officer)
Date: November 3, 2010