Form 10-K
period 2010-12-31
NANOSPHERE INC
filed 2011-02-16
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $73,880,950 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $4.36 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 10, 2011, there were 28,425,506 outstanding shares of common stock. The common stock is listed on the NASDAQ Global Market (trading symbol “NSPH”).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2010 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 1, 2011 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2010. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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
Overview
We develop, manufacture and market an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology provides the ability to run multiple tests simultaneously on the same sample. The Verigene System includes a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing. While many systems currently available on the market provide a diagnostic result for one test or a few tests within a specific market niche, the Verigene System provides for multiple tests to be performed on a single platform, including both genomic and protein assays, from a single sample.
The Verigene System is differentiated by its ease of use, rapid turnaround times and ability to detect many targets on a single test, referred to as “multiplexing.” It provides lower cost for laboratories already performing molecular diagnostic testing and enables smaller laboratories and hospitals without advanced diagnostic capabilities to perform genetic testing. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market.

Our test menu is designed to fulfill the following unmet hospital laboratory needs:
1)	the conversion of microbiology to molecular methods to more rapidly pinpoint infectious diseases;

2)	point-of-care pharmacogenetics to ensure that appropriate therapies are prescribed; and

3)	earlier detection of life threatening disease through ultra-sensitive protein assays.
The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. Certain assays, such as the Warfarin metabolism and hyper-coagulation tests, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and all future assays are expected to be submitted to the FDA on the Processor SP.
Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus	510(k) cleared

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	Pending

Plavix® Metabolism (2C19)	Premarket approval filing submitted third quarter 2010	Pending

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” within this Annual Report on Form 10-K.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” within this Annual Report on Form 10-K.

(3)	Currently cleared only for use with the Original Processor.
Infectious Disease Assays
The conversion of microbiology to molecular methods is driven by the need to identify infectious diseases more quickly, allowing a more rapid commencement of clinical intervention. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing, rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Processor SP provide microbiology labs with a compelling solution for conversion to molecular testing.

We have received 510(k) clearance from the FDA for our respiratory panel that detects the presence of influenza A and B as well as respiratory syncytial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one year and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate and fast determination of which virus is present. This test result guides the most appropriate treatment therapy.
In the fourth quarter of 2009, we received 510(k) clearance from the FDA for our respiratory panel on the Processor SP. We believe that our respiratory assay on the Processor SP offers a simple-to-use molecular test for diagnosing respiratory infections and the flu, while providing improved sensitivity over currently available rapid tests. We have received clearance for a package insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Processor SP.
In the first quarter of 2011, we received 510(k) clearance from the FDA and CE IVD Mark for our respiratory assay that includes subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, as well as the targets on our previously cleared respiratory assay. We believe this is the first sample-to-result molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals and demonstrating the multiplexing capability of the Verigene System. The demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses.
We are developing three blood stream infection panels for the earlier detection of specific bacteria present within patients with blood stream infections. Currently under development are gram positive, gram negative and fungal panels. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. These assays will require regulatory submission to the FDA along with corresponding CE mark filings.
Our development efforts also include a C. difficile test and an enteric bacteria test. C. difficile is a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Our enteric bacteria assay is being developed to detect and identify the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria that are treated with various antibiotics and other anti-bacterial drug therapies. These assays also will require regulatory submission to the FDA and corresponding foreign regulatory bodies.
Human and Pharmacogenetic Assays
Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run for a single patient at the point-of-care. Our Verigene System and human and pharmacogenetic test menu addresses these hospital needs. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to perform these testing needs.
We have received 510(k) clearance from the FDA for a warfarin metabolism assay performed on our Original Processor. This is a pharmacogenetic test to determine the existence of certain genetic mutations that affect the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant. This assay has been CE IVD Marked during the first quarter of 2011, and we plan to submit an FDA application for this assay to allow its use on the Processor SP.
In the third quarter of 2010, we filed a pre-market approval application (“PMA”) with the FDA for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 50% of the population possess variations in these genes and abnormally metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing certain of these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke. We plan to file for CE IVD Mark for this assay during the first quarter of 2011.

We have also received 510(k) clearance from the FDA for a hyper-coagulation assay on the Original Processor that determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis. We plan to submit an additional FDA application and file for CE IVD Mark to allow its use on the Processor SP.
Ultra-Sensitive Protein Assays
Our ability to detect proteins at sensitivity levels that can be up to 100 times greater than current technologies may enable earlier detection of and intervention in diseases as well as enable the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We have developed or are currently developing diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of myocardial infarction, or heart attack, and identification of patients with acute coronary syndromes at risk for subsequent cardiovascular events. We previously submitted a 510(k) application to the FDA to obtain clearance for the cardiac troponin assay on the Original Processor. We have withdrawn this application and plan to submit a new 510(k) application to obtain clearance for this assay on the Processor SP. We plan to use patient samples from our FAST-TRAC clinical trial to run the clinical trials in support of our new 510(k) submission. The FAST-TRAC clinical study is designed to further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease.
In addition to the cardiac troponin I assay, we are developing an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer. Early testing data suggest this assay may serve as a more specific test for PSA screening. We are also working on a multiplexed protein-based connective-tissue panel for the detection of rheumatoid arthritis, lupus and other related diseases. Finally, we are investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases, such as cancer.
The Verigene System
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
Our Gold Nanoparticle Molecular Probes
At the core of our technology are gold nanoparticles which offer a unique set of physical properties that can be exploited in the detection of biological molecules. In 1998, Dr. Chad Mirkin, a director of the Company, and Dr. Robert Letsinger at Northwestern University (“Northwestern”) developed a novel process to prepare stable probes by covalently attaching oligonucleotides to gold nanoparticles. This method, protected by patents, is exclusively assigned to or owned by us. We have refined the synthesis methods to enable highly reproducible production of nanoparticle probes with diameters in the 13-50 nanometer range required for highly sensitive biomedical analysis. Subsequently, we have also developed methods for attaching antibodies to gold nanoparticles, thereby producing highly stable probes for ultra-sensitive detection of proteins.

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

Intellectual Property
As of December 31, 2010, our patent portfolio is comprised, on a worldwide basis, of 151 issued patents and 52 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately four additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern in May 2000, and they generally cover our core technology, including nanotechnology-based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2010, we have non-exclusive licenses for at least 47 U.S. patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2011 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
Research and Development
Our research and development efforts are focused on:
•	Expanding and Enhancing the Capabilities of Our Instrument Platform. Design elements and components of our current instrument platform will serve as the foundation for future generation development. The Processor SP incorporates sample preparation into our system. By adding this step, labs can now process a raw sample material, in most cases whole blood, in a single step. This feature is critical for analyzing infectious diseases and will further simplify the processing of clinical samples from swab, cerebrospinal fluid and serum.

We are also developing a fully automated instrument with increased high throughput and sample preparation for both infectious disease and human genetic tests for larger hospital based laboratories. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.

•	Developing Additional Genomic and Protein Assays. We are in various phases of developing and commercializing new assays for detecting protein biomarkers, infectious diseases and human genetic markers. Currently, we are researching additional human genetic, infectious disease and ultra-sensitive protein assays.

•	Validating and Commercializing New Biomarkers. We have a dedicated team of protein scientists and assay developers who conduct assay development to support feasibility testing and new protein biomarker validation. This team is collaborating with clinical researchers in academic and private settings to apply our ultra-sensitive protein detection technology to the researchers’ efforts to create diagnostic methods with greater clinical sensitivity and specificity. We are also applying our ultra-sensitivity methods to the development of established protein biomarkers that may lead to earlier detection of medical conditions including cancer, neurodegenerative disorders including Alzheimer’s disease, sepsis and mad cow disease, as well as for blood screening and veterinary applications.

•	Enhancing Performance of Established Product Systems and Developing New Applications. Our license agreement with Northwestern provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Nanosphere also has the right of first negotiation for an exclusive license on inventions after such date. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.

Employees
As of December 31, 2010, we had 115 full-time employees. Of these employees, 43 were in research and development, 34 were in manufacturing (in support of both product sales and the research and development function), 21 were in sales and marketing and 17 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.
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
Manufacturing
We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 12,000 square feet of the 40,945 square feet which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes, assay reagents, test cartridges and instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practice — Quality System Regulation as required by the FDA for the manufacture of in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control.
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
We plan to continue to manufacture components that we determine are highly proprietary or difficult to produce consistently while outsourcing commodity components. As we continue to execute on our sales and market plans, we have ramped-up our manufacturing operations to meet demand. We are likely to establish additional outsourcing partnerships as we manufacture additional products. While we believe our current facilities and expansion rights are adequate to meet our manufacturing needs for at least the next three years, we may need to lease additional space. Our recently revised facilities lease includes a right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2011, we will likely require expanded facilities to meet anticipated demand beyond 2011.
Sales and Marketing
As a part of our business strategy, we have a direct sales and marketing organization to support the sales of the Verigene System and its initial menu of tests in the United States. This organization comprises geographically dispersed sales representatives and clinical support specialists as well as a centralized staff of market and product managers. We believe that the primary market for our diagnostic applications will be hospital-based laboratories and academic research institutions in the United States. A customer may purchase the Verigene System instruments lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment.

Our sales and marketing organization provides customer service related to order fulfillment, technical service and product support, and distribution logistics.
We believe that the primary international customers for our diagnostic applications will be hospital-based laboratories and academic research institutions. We have obtained CE IVD Mark approval for sale of the Verigene System in European Union countries and will do so for each assay we plan to market in Europe. Outside the United States, we anticipate initiating sales through marketing partners and distributors. A distribution strategy is being developed for each relevant international market. We expect to supplement marketing partnerships with specialists who will train our partners’ sales forces and provide technical support.
Competition
We primarily face competition in the nucleic acid based testing market from companies that provide PCR-based technologies. We believe that, over time, the Verigene System will compete with these companies primarily on the following factors: (1) cost effectiveness; (2) ease of use; (3) multiplexing capability; (4) range of tests offered; (5) immediacy of results; and (6) reliability.
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
Regulation by the United States Food and Drug Administration
In the United States, the FDA regulates the sale and distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Pursuant to the federal Food, Drug, and Cosmetic Act, the FDA regulates the preclinical and clinical design, testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new medical devices under development that fall within the FDA’s jurisdiction until we receive clearance or approval from the FDA.
In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., establishment registration, medical device listing, labeling regulations, possible premarket notification, and adherence to current Good Manufacturing Practice/Quality System Regulations (QSR)). However, most Class I devices are exempt from premarket notification (510(k) clearance). Class II devices are subject to general and special controls (e.g., special labeling requirements, mandatory performance standards, premarket notification (510(k) clearance) often with guidance from an FDA special control guideline, adherence to current Good Manufacturing Practice/QSR, possible post-market surveillance). Generally, Class III devices are subject to general and special controls and must receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness (e.g., new devices for which insufficient information exists to assure safety and effectiveness through general and special controls; often such devices are life-sustaining, life-supporting and implantable). Many devices that have been approved by way of premarket approval are required to perform post-market surveillance.
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
Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is complete, the FDA will accept the application for filing. Once the submission is accepted, the FDA begins an in-depth review of the PMA. The FDA’s review of a PMA application generally takes one to three years from the date the application is accepted, but may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and subject matter experts, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable current Good Manufacturing Practices/QSR requirements.
If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, the latter of which contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a premarket approval letter, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application and issue a non-approvable letter. The FDA may determine that additional clinical investigations are necessary, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA.
Modifications to a device that is the subject of an approved PMA, including its labeling or manufacturing process, may require approval by the FDA of PMA supplements or new PMAs. Supplements to an approved PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The FDA also has the authority to withdraw or temporarily suspend PMA approvals under specific circumstances.
Clinical Investigations
Before we can submit a medical device for 510(k) clearance, we may have to perform a short (i.e., months) method comparison study at external clinical sites to ensure that the test performs appropriately when conducted by end users. This is a study in a clinical environment, and is considered a clinical trial. However, the clinical out come information is most often not required. Alternatively, when we submit a PMA, we generally must conduct a longer (i.e., years) clinical trial of the device which supports the clinical utility of the device, demonstrating how the device will perform when used with patients in the test’s intended use population.
Although clinical investigations of most devices are subject to the investigational device exemption, or IDE requirements, clinical investigations of in vitro diagnostic tests, including our products and products under development, are exempt from approval of an IDE application prior to initiation of the clinical study, provided the testing is non-invasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, our tests must be labeled “for research use only” or “for investigational use only,” and distribution controls must be established to assure that our tests distributed for research, method comparisons or clinical trials are used only for those purposes.

Obtaining FDA Clearance for Our Products
We received 510(k) clearance from the FDA for commercial sale of the initial tests for use on the Original Processor in the second half of 2007. The first test is a warfarin metabolism assay, which is a pharmacogenomic test to determine the existence of certain genetic information believed to affect the metabolism of warfarin based drugs, including Coumadin, the most-prescribed oral anticoagulant in North America and Europe. The second test is a hyper-coagulation assay, one of the highest volume human genetic tests currently performed, to determine an individual’s risk, based upon genetic information, for the development of blood clots, which can lead to stroke, pulmonary embolism and deep vein thrombosis.
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
Most of our tests have special control guidances for 510(k) clearance. Some of our future tests may be Class III devices. We also plan to conduct method comparison studies and clinical trials of our products currently under development, which we intend to distribute in the United States. Our future developments may not be exempt from IDE application approval requirements and may require us to obtain approval from the FDA through the PMA process rather than 510(k) clearance. In addition, any failure to maintain compliance with the IDE exemption requirements could result in, among other things, the loss of the IDE exemption or the imposition of other restrictions on the distribution of our products.
Regulation After FDA Approval or Clearance
Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed current Good Manufacturing Practices/QSR requirements, which include testing, control, design and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant 510(k) clearance PMA for devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented our manufacturing facilities under the current Good Manufacturing Practices/QSR requirements. Our manufacturing facility has been inspected by the FDA and will continue to be periodically audited by the FDA.
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
Foreign Government Regulation
We are beginning to market our products in certain foreign markets. CE IVD Mark is a mandatory conformance mark under the In-Vitro Diagnostic Directive 98/79/EC that addresses the essential requirements that an in-vitro diagnostic device must meet before being marketed within the European Union. We have obtained CE IVD Mark approval for sale of the Verigene System in European Union countries and will do so for any assay we plan to launch in Europe. Additional regulatory requirements exist in most foreign countries including, but not limited to, product standards, packaging requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties and tax requirements.
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
We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $40.6 million, $33.9 million and $37.0 million in the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we had an accumulated deficit of approximately $279.9 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.
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
We expect capital outlays and operating expenditures to increase over the next few years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. We anticipate that our current cash and cash equivalents, which include the net proceeds of our initial and secondary public offerings, will be sufficient to meet our estimated needs for at least twelve months. However, we operate in a market that makes our prospects difficult to evaluate, and we will need additional financing to execute on our current or future business strategies. The amount and the timing of the additional capital we will need to raise depends on many factors, including:
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
As of December 31, 2010, our patent portfolio is comprised, on a worldwide basis, of 151 issued patents and 52 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately 4 additional technological claims.
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
In addition, we have non-exclusive licenses for 47 patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2011 to 2027. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. Currently, our patent portfolio is comprised, on a worldwide basis, of 151 issued patents and 52 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.
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
We develop and manufacture the Verigene System instruments and assays in our facility located in Northbrook, Illinois. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our business and operating results may be harmed due to interruption of our manufacturing by events outside of our control, including earthquakes, tornadoes and fires. Other possible disruptions may include power loss and telecommunications failures. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
In addition, political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. In addition, uncertainty remains regarding proposed significant reforms to the U.S. healthcare system, including the potential innovation tax on medical device companies.
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
At December 31, 2010, there were 28,408,506 outstanding shares of our common stock. In addition, there were outstanding options to purchase 4,208,830 shares of our common stock (including 479,412 shares authorized pursuant to the evergreen provision of the Plan), of which 2,000 were in-the-money based on our December 31, 2010 closing stock price. Pursuant to the evergreen provision, an additional 900,000 shares of our common stock were authorized for issuance under the 2007 Plan as of January 1, 2011. Collectively, the outstanding shares as of December 31, 2010, the in-the-money options and warrants as of December 31, 2010 and the additional shares authorized on January 1, 2011 pursuant to the evergreen provision were 29,310,506 (the “Adjusted Outstanding Shares”).
On January 1, 2012, a maximum of 900,000 additional shares may be authorized under our 2007 Plan as a result of this evergreen provision. If the maximum number of shares under the evergreen provision were to be authorized and issued, the future shares issued under the evergreen provision would result in an approximate 3% increase in the Adjusted Outstanding Shares as of December 31, 2010.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2010 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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
As of February 10, 2011, approximately 75% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., and their respective affiliates, own 29% of our common stock, and Bain Capital Venture Fund 2005, L.P. and their respective affiliates own 7% of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive, research and development and manufacturing functions are all located at a 40,945 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2014. Our recently revised facilities lease includes the right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2011, we will likely require expanded facilities to meet anticipated demand beyond 2011.
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

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$6.80	$3.15
Second Quarter	6.46	4.20
Third Quarter	5.09	2.91
Fourth Quarter	5.95	4.16
Fiscal year ended December 31, 2009
First Quarter	$6.26	$2.71
Second Quarter	5.58	2.95
Third Quarter	8.61	3.94
Fourth Quarter	7.85	5.60
Stockholders
The last reported sale price of common stock on February 10, 2011 as reported on the NASDAQ Global Market was $3.54. As of February 10, 2011, there were 194 holders of record of our common stock.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on November 1, 2007, the date of our initial public offering and listing of our common stock on the NASDAQ Global Market, and the reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

	November	December	December	December	December
Investment Return Analysis	2007	2007	2008	2009	2010
Nanosphere	$100.00	$99.93	$34.00	$46.00	$31.14
NASDAQ Composite	$100.00	$93.55	$55.63	$80.04	$93.58
NASDAQ Biotechnology	$100.00	$94.07	$82.19	$95.04	$109.30
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to shares of the Company’s common stock that may be issued under the 2007 Plan, which is the Company’s only existing equity compensation plan under which grants can be made. Stockholders approved the Company’s 2007 Plan on March 27, 2007.
Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted Average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
	of outstanding awards	outstanding awards	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,208,830	$5.60	1,309,736

Equity compensation plans not approved by stockholders	—	—	—
Total	4,208,830	$5.60	1,309,736
Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2011.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with, and is qualified by reference to, our financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of December 31,
Statements of Operations Data:	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Total revenue	$2,026	$2,214	$1,367	$1,167	$1,138
Research and development expense	18,821	18,608	23,675	21,446	18,186
Sales, general and administrative expense	22,007	14,472	13,616	13,443	5,416
Net loss	(40,612)	(33,949)	(37,042)	(53,199)	(24,270)
Net loss attributable to common stock	(40,612)	(33,949)	(37,042)	(59,284)	(46,421)
Net loss per common share:
basic and diluted	(1.46)	(1.46)	(1.67)	(14.18)	(53.63)
Weighted average number of common shares:
basic and diluted (1)(2)	27,755	23,302	22,213	4,181	866

	As of December 31,
Balance Sheet Data:	2010	2009	2008	2007	2006
	(in thousands)

Cash and cash equivalents (1)(2)	$39,628	$76,689	$75,357	$114,313	$29,112
Working capital (1)(2)	37,426	71,152	69,027	107,685	27,332
Total assets (1)(2)	51,375	88,669	86,896	125,964	37,968
Long-term debt	—	—	3,352	7,462	59
Convertible preferred stock (2)	—	—	—	—	108,868
Stockholders’ equity (deficit) (1)(2)	44,524	79,082	74,541	109,200	(108,308)

(1)	In October 2009, we completed our underwritten public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from the offering.

(2)	In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering. All shares of convertible preferred stock were converted to common stock upon the closing of the initial public offering.

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
Business Overview
We develop, manufacture and market an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology provides the ability to run multiple tests simultaneously on the same sample. The Verigene System includes, a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing. While many systems currently available on the market provide a diagnostic result for one test or a few tests within a specific market niche, the Verigene System provides for multiple tests to be performed on a single platform, including both genomic and protein assays, from a single sample.
The Verigene System is differentiated by its ease of use, rapid turnaround times and ability to detect many targets on a single test, referred to as “multiplexing.” It provides lower cost for laboratories already performing molecular diagnostic testing and enables smaller laboratories and hospitals without advanced diagnostic capabilities to perform genetic testing. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market.
Our test menu is designed to fulfill the following unmet hospital laboratory needs:
1)	the conversion of microbiology to molecular methods to more rapidly pinpoint infectious diseases;

2)	point-of-care pharmacogenetics to ensure that appropriate therapies are prescribed; and

3)	earlier detection of life threatening disease through ultra-sensitive protein assays.
The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. Certain assays, such as the Warfarin metabolism test and the hyper-coagulation test, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and all future assays are expected to be submitted to the FDA on the Processor SP.

Our Applications
The following table summarizes the FDA and CE IVD Mark regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status	CE IVD Mark Status

Infectious Disease Assays

Respiratory Virus	510(k) cleared

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(1)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(1)	Pending

Plavix® Metabolism (2C19)	Premarket approval filing submitted third quarter 2010	Pending

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	Currently cleared only for use with the Original Processor.
Infectious Disease Assays
The conversion of microbiology to molecular methods is driven by the need to identify infectious diseases more quickly, allowing a more rapid commencement of clinical intervention. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing, rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Processor SP provide microbiology labs with a compelling solution for conversion to molecular testing.
We have received 510(k) clearance from the FDA for our respiratory panel that detects the presence of influenza A and B as well as respiratory syncytial virus (“RSV”) A and B. Influenza is commonly known as the seasonal flu and RSV is a respiratory virus that infects the lungs and breathing passages. RSV is the most common cause of bronchitis and pneumonia in children under the age of one year and has become a significant concern for older adults. Our respiratory panel provides physicians with a highly accurate and fast determination of which virus is present. This test result guides the most appropriate treatment therapy.
In the fourth quarter of 2009, we received 510(k) clearance from the FDA for our respiratory panel on the Processor SP. We believe that our respiratory assay on the Processor SP offers a simple-to-use molecular test for diagnosing respiratory infections and the flu, while providing improved sensitivity over currently available rapid tests. We have received clearance for a package insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Processor SP.
In the first quarter of 2011, we received 510(k) clearance from the FDA and CE IVD Mark for our respiratory assay that includes subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, as well as the targets on our previously cleared respiratory assay. We believe this is the first sample-to-result molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals and demonstrating the multiplexing capability of the Verigene System. The demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses.

We are developing three blood stream infection panels for the earlier detection of specific bacteria present within patients with blood stream infections. Currently under development are gram positive, gram negative and fungal panels. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. These assays will require regulatory submission to the FDA along with corresponding CE mark filings.
Our development efforts also include a C. difficile test and an enteric bacteria test. C. difficile is a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Our enteric bacteria assay is being developed to detect and identify the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria that are treated with various antibiotics and other anti-bacterial drug therapies. These assays also will require regulatory submission to the FDA and corresponding foreign regulatory bodies.
Human and Pharmacogenetic Assays
Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run for a single patient at the point-of-care. Our Verigene System and human and pharmacogenetic test menu addresses these hospital needs. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to perform these testing needs.
We have received 510(k) clearance from the FDA for a warfarin metabolism assay performed on our Original Processor. This is a pharmacogenetic test to determine the existence of certain genetic mutations that affect the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant. This assay has been CE IVD Marked during the first quarter of 2011, and we plan to submit an FDA application for this assay to allow its use on the Processor SP.
In the third quarter of 2010, we filed a pre-market approval application (“PMA”) with the FDA for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 50% of the population possess variations in these genes and abnormally metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing certain of these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke. We plan to file for CE IVD Mark for this assay during the first quarter of 2011.
We have also received 510(k) clearance from the FDA for a hyper-coagulation assay on the Original Processor that determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis. We plan to submit an additional FDA application and file for CE IVD Mark to allow its use on the Processor SP.
Ultra-Sensitive Protein Assays
Our ability to detect proteins at sensitivity levels that can be up to 100 times greater than current technologies may enable earlier detection of and intervention in diseases as well as enable the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We have developed or are currently developing diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.
The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of myocardial infarction, or heart attack, and identification of patients with acute coronary syndromes at risk for subsequent cardiovascular events. We previously submitted a 510(k) application to the FDA to obtain clearance for the cardiac troponin assay on the Original Processor. We have withdrawn this application and plan to submit a new 510(k) application to obtain clearance for this assay on the Processor SP. We plan to use patient samples from our FAST-TRAC clinical trial to run the clinical trials in support of our new 510(k) submission. The FAST-TRAC clinical study is designed to further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease.

In addition to the cardiac troponin I assay, we are developing an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer. Early testing data suggest this assay may serve as a more specific test for PSA screening. We are also working on a multiplexed protein-based connective-tissue panel for the detection of rheumatoid arthritis, lupus and other related diseases. Finally, we are investigating new biomarkers where our ultra-sensitive protein detection technology may enable earlier detection of a broad range of diseases, such as cancer.
Intellectual Property
As of December 31, 2010, our patent portfolio is comprised, on a worldwide basis, of 151 issued patents and 52 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately four additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern University (“Northwestern”) in May 2000, and they generally cover our core technology, including nanotechnology-based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2010, we have non-exclusive licenses for at least 47 U.S. patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2011 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was approximately $40.6 million for fiscal 2010. As of December 31, 2010, we had an accumulated deficit of approximately $279.9 million. Our operations to date have been funded principally through capital contributions from investors in two underwritten direct public offerings of common stock, and prior thereto in our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
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
Research and Development Expenses
Research and development expenses primarily include all costs incurred during the development of the Verigene System instruments and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System instruments and additional genomic and protein tests.
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
Interest Income
Interest income principally includes interest earned on our excess cash balances. Such balances are primarily invested in money market and bank checking accounts at major financial institutions. We expect that continued low interest rates will significantly limit our interest income in the near term.
Interest Expense
Interest expense includes the interest charges related to our debt borrowings, including non-cash amortization of debt discount and issuance costs.
Fiscal 2010 Compared to 2009
Revenues
Revenues were $2.0 million for fiscal 2010, as compared to $2.2 million for fiscal 2009. Product sales increased from $1.1 million for fiscal 2009 to $1.4 million for fiscal 2010, driven by an increase in consumables revenue and system sales. Service revenue related to an assay development contract with a major pharmaceutical company was $0.6 million for 2010 as compared to $1.0 million for 2009. This assay development contract was substantially completed in the first half of 2010.
Cost of Sales
For fiscal 2010, cost of sales was $2.6 million, as compared to $2.2 million for fiscal 2009. During 2010, the Company established a valuation reserve of $0.7 million for the Original Processor inventory. This reserve was taken based on the Company’s plan to submit future assay applications to the FDA for use only on the Processor SP. In addition, the Company withdrew its 510(k) application to the FDA for the cardiac troponin assay on the Original Processor and plans to submit a new 510(k) application for this assay on the Processor SP. Partially offsetting the impact of this inventory reserve was a decrease in cost of sales due to lower service revenue.

Research and Development Expenses
Research and development expenses have remained relatively consistent at $18.8 million for fiscal 2010 as compared to $18.6 million for fiscal 2009.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $14.5 million for fiscal 2009 to $22.0 million for fiscal 2010, an increase due to litigation settlement expenses of $3.5 million as well as a $2.6 million increase in litigation defense expenses related to the Eppendorf AG litigation. In addition, non-cash share-based compensation increased $2.4 million due to options and restricted stock granted in the fourth quarter of 2009. Clinical trial expenses associated with the FAST-TRAC Troponin I study decreased approximately $1.5 million during 2010 due to the substantial completion of patient enrollment in 2009.
U.S. Treasury Grant
During fiscal 2010, the United States Department of the Treasury awarded the Company a grant of $1.0 million for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code.
Interest Expense
Interest expense was $0.3 million for fiscal 2010, as compared to $1.3 million for fiscal 2009. The decrease in interest expense in 2010 resulted from a decrease in the scheduled amortization in accordance with the loan and security agreements with Venture Lending and Leasing. The balance of this debt was fully repaid in August 2010.
Interest Income
Interest income was less than $0.1 million for 2010 and $0.4 million for 2009. The decrease in interest income during the fiscal 2010 resulted from lower interest rates during 2010 as compared to the same period in 2009. In addition, the average cash balance was lower during 2010 as compared to 2009.
Fiscal 2009 Compared to 2008
Revenues
Revenues were $2.2 million for fiscal 2009 as compared to $1.4 million for fiscal 2008. Product sales increased slightly to $1.1 million for fiscal 2009 as compared to $1.0 million for fiscal 2008. The change in product sales was driven by a 47% increase in consumables revenue and a 50% reduction in system sales. Fiscal 2009 revenues also included $1.0 million of service revenue related primarily to the assay development contracts with a major pharmaceutical company. Revenues from government grants were $0.3 million for fiscal 2008.
Cost of Sales
For fiscal 2009, cost of sales was $2.2 million, as compared to $1.5 million for fiscal 2008. The $0.7 million increase in cost of sales for fiscal 2009 resulted from the costs associated with assay development revenue from our commercial contracts, the increase in product sales and the fixed amortization of license fees.
Research and Development Expenses
Research and development expenses decreased from $23.7 million in fiscal 2008 to $18.6 million in fiscal 2009. The $5.1 million decrease in research and development expenses for fiscal 2009 consists primarily of $2.0 million in staffing, $1.5 million of materials spending and $1.0 million in reduced facilities and depreciation expense. The staffing reduction was driven by a more narrow focus on core research and development projects. The materials reduction was primarily related to the completion of the up-front investment in Processor SP development activities.
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
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2010, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2010, we had an accumulated deficit of approximately $279.9 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow in the next three years. During this period we expect to increase investment in additional manufacturing scale-up, research and development costs to expand our assay menu and to develop a fully automated instrument with increased throughput, and to add to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. While the Company anticipates that capital resources will be sufficient to meet estimated needs for at least twelve months, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.
A customer may purchase the Verigene System instruments lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. To date, our aggregate investment in systems rented to customers has not been material. However, we may need to increase our investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.
As of December 31, 2010, we had $39.6 million in cash and cash equivalents, compared to $76.7 million at December 31, 2009. Cash used in operations increased to $31.6 million for 2010 as compared to $27.9 million in 2009 due primarily to the lump sum payment to Eppendorf AG to settle a patent litigation dispute. Accounts payable at December 31, 2010 includes approximately $2.0 million of legal defense expenses that will be paid in 2011. Cash used in operations decreased to $27.9 million for 2009 as compared to $32.0 million in 2008 due to a decrease in research and development expenses during 2009.
Net cash used in investing activities remained relatively consistent at $1.6 million for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009. Investments in property and equipment decreased $1.0 million from 2008 to 2009 due to the significant spending in 2008 to scale-up manufacturing for the commencement of product commercialization activities.

Net cash used in financing activities was $3.9 million for the year ended December 31, 2010, compared to cash provided by financing activities of $31.1 million for the year ended December 31, 2009. Cash used in financing activities during 2008 was $4.2 million. Cash was used in financing activities during 2008 through 2010 to repay our long-term debt that was fully repaid in the third quarter of 2010. In October 2009, we completed our public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering.
We may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost savings. The amount and the timing of the additional capital we will need to raise depends on many factors, including:
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
Income Taxes
Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of $191 million. The Company also has federal research and development tax credit carryforwards of $9 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Commitments
As of December 31, 2010, the annual amounts of future minimum payments under certain of our contractual obligations were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,507	$427	$890	$190	$—
Obligations under license agreements	3,280	526	1,731	423	600

Total	$4,787	$953	$2,621	$613	$600

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
License Agreements
We have entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $2.8 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2011 to 2027.
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
Our significant accounting policies are described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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
Stock-Based Compensation Expense
We have granted share-based compensation consisting of restricted stock and common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted prior to November 2007 have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors prior to our initial public offering in November 2007, who used their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. For option grants after our initial public offering, we use the fair value of our common stock as determined by the closing price of our common stock on NASDAQ on the date of grant. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Due to the Company’s limited period of trading activity as a public company from 2007 through the third quarter of 2009, the expected volatility of option grants prior to the fourth quarter of 2009 was based on historical data from various peer public companies with similar product portfolios. The expected volatility for option awards granted during 2010 and in the fourth quarter of 2009 was based on the Company’s actual historical volatility. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option following the guidance in SEC Staff Accounting Bulletins No. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Recent Accounting Pronouncements
In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company does not expect this guidance to have a material impact on its financial statements in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2010 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced our interest income to $0 for the twelve month period ended December 31, 2010.

Item 8. Financial Statements and Supplementary Data.
The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nanosphere, Inc.
Northbrook, Illinois
We have audited the accompanying balance sheets of Nanosphere, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nanosphere, Inc.
Northbrook, Illinois
We have audited the internal control over financial reporting of Nanosphere, Inc. (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 16, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 16, 2011

Nanosphere, Inc.
Balance Sheets
(dollars in thousands)

	As of December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$39,628	$76,689
Accounts receivable	198	735
Inventories	2,428	2,941
Other current assets	673	374

Total current assets	42,927	80,739

PROPERTY AND EQUIPMENT — Net	5,142	6,145
INTANGIBLE ASSETS — Net of accumulated amortization	3,231	1,710
OTHER ASSETS	75	75

TOTAL	$51,375	$88,669

CURRENT LIABILITIES:
Accounts payable	$3,352	$2,509
Accrued compensation	794	955
Other current liabilities	1,355	2,304
Long-term debt — current portion	—	3,819

Total current liabilities	5,501	9,587
LONG-TERM LIABILITIES:
Other noncurrent liabilities	1,350	—

Total liabilities	6,851	9,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,408,506 shares and 28,422,461 shares issued and outstanding as of December 31, 2010 and 2009, respectively	284	284
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	318,714	312,660
Warrants to acquire common stock	5,424	5,424
Accumulated deficit	(279,898)	(239,286)

Total stockholders’ equity	44,524	79,082

TOTAL	$51,375	$88,669

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(dollars and shares in thousands except per share data)

	Years Ended December 31,
	2010	2009	2008
REVENUE:
Grant and contract revenue	$610	$1,090	$346
Product sales	1,416	1,124	1,021

Total revenue	2,026	2,214	1,367
COSTS AND EXPENSES:
Cost of sales	2,597	2,175	1,464
Research and development	18,821	18,608	23,675
Sales, general, and administrative	22,007	14,472	13,616

Total costs and expenses	43,425	35,255	38,755

Loss from operations	(41,399)	(33,041)	(37,388)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	4	(4)	(23)
U.S. Treasury grant	978	—	—
Interest expense	(274)	(1,258)	(2,081)
Interest income	79	354	2,450

Total other income (expense)	787	(908)	346

NET LOSS	$(40,612)	$(33,949)	$(37,042)

Net loss per common share — basic and diluted	$(1.46)	$(1.46)	$(1.67)
Weighted average number of common shares outstanding — basic and diluted	27,755	23,302	22,213
See notes to financial statements.

Nanosphere, Inc.
Statements of Stockholders’ Equity (Deficit)
(dollars and shares in thousands)

				Warrants
			Additional	To Acquire
	Common Stock		Paid-In	Common	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total

BALANCE — January 1, 2008	22,192	$305	$271,765	$5,425	$(168,295)	$109,200

Share-based compensation			2,218			2,218
Exercise of stock options on common stock	36	—	164			164
Exercise of warrants	1	—	3	(1)		2
Other		(83)	82			(1)
Net loss					(37,042)	(37,042)

BALANCE — December 31, 2008	22,229	222	274,232	5,424	(205,337)	74,541

Share-based compensation	672	7	2,528			2,535
Exercise of stock options on common stock	116	1	521			522
Issuance of common stock from public offering, net of offering expenses	5,405	54	35,379			35,433
Net loss					(33,949)	(33,949)

BALANCE — December 31, 2009	28,422	284	312,660	5,424	(239,286)	79,082

Share-based compensation			6,019			6,019
Exercise of stock options on common stock	9	—	35			35
Forfeiture of restricted stock	(22)	—				—
Net loss					(40,612)	(40,612)

BALANCE — December 31, 2010	28,409	$284	$318,714	$5,424	$(279,898)	$44,524

See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,612)	$(33,949)	$(37,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,343	3,067	3,170
Amortization of financing costs and accretion of debt discount	119	499	762
Loss from write-off of intangible assets	292	—	245
Loss from disposal of fixed assets	21	3	326
Share-based compensation	6,019	2,534	2,218
Changes in operating assets and liabilities:
Accounts receivable	537	(349)	(285)
Inventories	(865)	(1,335)	(1,079)
Other current assets	(318)	205	111
Other assets	—	—	3
Accounts payable	1,036	519	(209)
Accrued and other current liabilities	(1,199)	856	(195)

Net cash used in operating activities	(31,627)	(27,950)	(31,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(710)	(1,327)	(2,332)
Investments in intangible assets	(865)	(507)	(401)
Other	23	—	—

Net cash used in investing activities	(1,552)	(1,834)	(2,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,917)	(4,818)	(3,598)
Payments on capital lease obligation	—	(21)	(37)
Proceeds from the issuance of common stock, net of offering expenses	—	35,433	(779)
Proceeds from warrant redemptions	—	—	2
Proceeds from stock option exercises	35	522	164

Net cash (used in) provided by financing activities	(3,882)	31,116	(4,248)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,061)	1,332	(38,956)
CASH AND CASH EQUIVALENTS — Beginning of year	76,689	75,357	114,313

CASH AND CASH EQUIVALENTS — End of year	$39,628	$76,689	$75,357

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$—	$206	$—
License costs capitalized and included in other current liabilities	350	278	225
License costs capitalized and included in other noncurrent liabilities	1,350	—	—
Reclassification of inventory to property and equipment	1,378	252	1,254
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of December 31, 2010 and 2009, and
For the years ended December 31, 2010, 2009 and 2008
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
2. Liquidity and Capital Resources
The Company has incurred net losses attributable to common stock of $279.9 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. While the Company anticipates that capital resources will be sufficient to meet estimated needs for at least twelve months, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.
3. Summary of Significant Accounting Policies
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of upfront license fees begins upon the Company obtaining FDA clearance to sell products containing the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from less than one year to 16.25 years. Such amortization of upfront license fees is classified in Cost of sales on the statement of operations. Purchased intellectual property also includes purchased patents and patent rights. These patents and patent rights are amortized using a straight-line method over the remaining 9.5 years of the patent, and the amortization expense is classified in research and development expense on the statement of operations.
Deferred Financing Costs — Deferred financing costs of $0.1 million incurred in connection with the Company’s issuance of debt are amortized over the life of the debt using the effective interest rate method with amortization of such costs being charged to interest expense.
Impairment of Long-Lived Assets — The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value of such assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If impairment is indicated, the Company will value the asset at its estimated fair value.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, property and equipment, intangible assets, service revenue and share-based compensation. Actual results could differ from those estimates.
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
Shipping and handling costs are expensed as incurred and included in Cost of sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as product sales.
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
U.S. Treasury Grant — During 2010, the United States Department of the Treasury awarded the Company a grant of approximately $1.0 million for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Other income (expense) — U.S. Treasury Grant” on the statement of operations.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
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
New Accounting Standards — In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company does not expect this guidance to have a material impact on its financial statements in future periods.
Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the years ended December 31, 2010, 2009 and 2008. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the years ended December 31, 2010 and 2009 excluded 650,000 and 672,500 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet at December 31, 2010 and 2009, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the years ended December 31, 2010, 2009 and 2008 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Year ended December 31,
	2010	2009	2008
Restricted stock	650,000	672,500	—
Stock options	4,208,830	4,338,695	3,362,721
Common stock warrants	1,300,119	1,300,119	1,300,119

	6,158,949	6,311,314	4,662,840

4. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of December 31, 2010 and 2009 comprise the following (in thousands):

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$4,036	$(1,241)	$2,795	$2,438	$(728)	$1,710
Patents	455	(19)	$436	—	—	—

	$4,491	$(1,260)	$3,231	$2,438	$(728)	$1,710

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (“the License Agreement”) to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the License Agreement, the Company will pay a license and technology transfer fee, payable in four installments. The license fee of $1,850,000 is reflected in “Intangible Assets — Net of accumulated amortization” on the balance sheet as of December 31, 2010. The first installment of $165,000, including a $15,000 of technology transfer fee, was paid upon the execution of the License Agreement. The second installment of $350,000 is payable on July 9, 2011 and is reflected in “Current Liabilities — Other Current Liabilities” on the balance sheet as of December 31, 2010. The final two installments of $600,000 and $750,000 are payable on July 9, 2012 and 2013, respectively, and are reflected in “Long-Term Liabilities — Other Noncurrent Liabilities” on the balance sheet as of December 31, 2010. These fees represent full payment for use of the licensed patents during the term of the License Agreement, which ends on the expiration date of the last patent issued and licensed under the License Agreement.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The Company acquired patents and patent rights from Eppendorf AG on August 18, 2010. See Note 10.
Amortization expense for intangible assets was $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2011	$176
2012	176
2013	176
2014	176
2015	171
Thereafter	522
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of December 31, 2010. The amortization period related to $1.8 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above. During the year ended December 31, 2010 and 2008, the Company wrote off capitalized license fees of $0.3 million and $0.2 million, respectively, associated with licenses which the Company did not plan to utilize in the Verigene System. There were no license costs written off in the year ended December 31, 2009.
5. Related Party Transactions
Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of $0.1 million for these services in each of the years ended December 31, 2010, 2009 and 2008.
AOQ Trust, a 5% stockholder of the Company, and LFT Partnership, an affiliate of AOQ Trust, purchased 337,849 shares and 162,151 shares of the Company’s common stock, respectively, at $7.00 per share in the Company’s October 2009 underwritten public offering. Mark Slezak, a director of the Company, is a trustee of AOQ Trust and the investment manager of LFT Partnership.
6. Equity Incentive Plans
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
In March 2007, the Company’s board of directors adopted and its shareholders approved the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the grant of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. The total awards originally authorized under the 2007 Plan was 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under the 2000 Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares pursuant to the evergreen provision equal to the least of: 900,000 shares of common stock; 4.0% of the Company’s outstanding shares of common stock as of fiscal year end; and an amount determined by the board of directors. Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2010 and 2011.
Certain options vest ratably over four years of service, while other options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 46% of the options granted and outstanding contain “accelerated vesting” provisions. The service period over which compensation expense is recognized for options which include the accelerated vesting provision is the shorter of the seven year cliff term or the projected timeframe for achieving the company-wide performance goals.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	100%	97%	68%
Risk free interest rate	2.46%	2.42%	3.02%
Weighted-average expected option life	6.1 years	6.1 years	6.4 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$3.99	$4.59	$6.97
Estimated forfeiture rate for unvested options	11.9%	4.4%	4.6%
Due to the Company’s limited period of trading activity as a public company from 2007 through the third quarter of 2009, the expected volatility was based on historical data from various peer public companies with similar product portfolios. The expected volatility for option awards granted in the fourth quarter of 2009 and during 2010 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost associated with the option awards was $4.5 million, $2.4 million and $2.2 million 2010, 2009, and 2008, respectively.
As of December 31, 2010, the total compensation cost not yet recognized related to the nonvested awards is approximately $5.4 million, which amount is expected to be recognized over the next two years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the Plan as of December 31, 2010, and for the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2010	4,338,695	$5.75
Granted	155,945	$5.07
Exercised	(8,545)	$4.13
Expired	(115,603)	$9.69
Forfeited	(161,662)	$6.30

Outstanding — December 31, 2010	4,208,830	$5.60	6.99	$2,500

Exercisable — December 31, 2010	1,892,369	$5.57	6.14	$938

Vested and Expected to Vest — December 31, 2010	4,102,273	$5.60	6.98	$2,428

The intrinsic value of options exercised in 2010 was less than $0.1 million. The intrinsic value of options exercised in 2009 and 2008 was $0.2 million in each year.
Included in the number of options outstanding at December 31, 2010, are 1,928,516 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. During 2009, two of the five milestones as defined in the 2000 Plan were achieved, and one of the four milestones as defined in the 2007 Plan was achieved. As a result, 40% of the outstanding options under the 2000 Plan with accelerated vesting provisions were vested as of December 31, 2010 and 25% of the outstanding options under the 2007 Plan with accelerated vesting provisions were vested as of December 31, 2010. The total fair value of shares vested during 2010, 2009 and 2008 was $2.0 million, $3.1 million and $1.3 million, respectively.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
In November 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. The weighted average grant-date fair value was $6.06 per share. During fiscal 2010, 22,500 shares of restricted stock were forfeited. The Company recognized $1.5 million and $0.1 million in compensation expense associated with the restricted stock during 2010 and 2009, respectively. As of December 31, 2010, the total compensation cost not yet recognized related to the nonvested restricted stock awards is approximately $2.4 million, which amount is expected to be recognized over a weighted average term of two years.
7. Income Taxes
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
NOL carryforwards of approximately $191 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2030. The Company also has federal research and development tax credit carryforwards of $9 million which will expire from 2020 through 2030. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.
The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred tax assets:
Net operating losses	$74,125	$60,449
Research and development credits	9,100	8,033
Share-based compensation	1,549	777
Amortization of intangible assets	1,169	1,202
Other	542	566

	86,485	71,027
Valuation allowance	(86,137)	(70,476)

Net deferred tax assets after valuation allowance	348	551
Deferred tax liabilities:
Depreciation on property and equipment	(348)	(551)

Deferred tax assets — net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008

Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.8%	4.8%	4.8%
Other	(6.7)%	(5.5)%	(5.8)%
Valuation allowance	(32.1)%	(33.3)%	(33.0)%

	0.0%	0.0%	0.0%

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
As of December 31, 2010 and 2009, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statements of operations for the years ended December 31, 2010, 2009 and 2008 or accrued on the balance sheets as of December 31, 2010 and 2009.
The Company files tax returns in the U.S. and various states. All tax years since 1999 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.
8. License Agreements
In 2006, the Company entered into a license agreement with Northwestern University (“Northwestern”), which provides the Company with an exclusive license to certain existing patents and patent applications owned by Northwestern and future inventions developed by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, or Nanotechnology, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules, or Biobarcode Technology. The license is limited to the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations.
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2010, the Company has paid aggregate initial license fees of $2.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Royalties on net sales are classified in Cost of sales. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2011 to 2027.
9. Stockholders’ Equity
Common Stock
During 2007, the Company closed on the sale of 8,050,000 shares related to the initial public offering at $14.00 per share, less underwriting discounts and commissions. Net proceeds from the initial public offering were approximately $102 million, net of transaction expenses. Approximately $0.8 million of the transaction expenses were paid in 2008.
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
Warrants
Prior to the completion of the Company’s initial public offering, the Company issued warrants to purchase shares of convertible preferred stock in connection with certain of the convertible preferred stock financings. Certain of these warrants were converted to common stock warrants upon the closing of the initial public offering. As of December 31, 2010 and 2009, there were outstanding warrants to acquire shares of common stock of 1,300,119. The expiration dates of the warrants outstanding at December 31, 2010 are as follows:

Series of Stock to	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $17.50 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
In April 2010 the exercise price on the common stock warrants increased from $15.32 per share to $17.50 per share.
10. Commitments and Contingencies
In August 2009, the Company executed a lease renewal which commenced in June 2010 and ends in May 2014. Under the terms of the lease renewal, the Company has two successive three year options to renew the lease, and the Company has the right of first refusal to lease additional space within the facility.
Rent and operating expenses associated with the office and laboratory space were $0.6 million, $0.5 million and $0.8 million in 2010, 2009 and 2008, respectively.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
Annual future minimum obligations for the operating lease as of December 31, 2010 are as follows (in thousands):

Operating
Years Ending December 31	Lease
2011	$427
2012	439
2013	451
2014	190

Total minimum lease payments	$1,507

In July 2009, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Delaware by Eppendorf AG alleging infringement of a patent owned by the plaintiff. On August 18, 2010, the Company executed a Settlement Agreement and Intellectual Property Purchase Agreement (the “Settlement and Purchase Agreement”) with Eppendorf AG. The Settlement and Purchase Agreement provides for, among other things, a lump sum payment of $4 million to settle a patent litigation dispute between the companies, the Company’s acquisition from Eppendorf of certain patents and patent rights, and a limited license back to service existing Eppendorf customers and licenses previously issued that relate to the purchased patents and patent rights. Pursuant to the Settlement and Purchase Agreement, the Company paid $4 million to Eppendorf AG during the third quarter of 2010. The Company has allocated $3.5 million of the lump sum payment to settlement expense and $0.5 million to intangible assets for the fair value of the acquired patents and patent rights.
11. Long-Term Debt
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
The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million resulted in an effective interest rate on the debt of 21% and the discount was amortized as interest expense over the term of the debt following the interest method. Interest expense on this debt for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $1.2 million and $2.0 million, respectively, which included $0.1 million, $0.5 million and $0.7 million of discount amortization, respectively. Cash interest paid on this debt was $0.2 million, $0.8 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
12. Supplemental Financial Information

	2010	2009
	(in thousands)

Inventories:
Raw materials	$760	$1,062
Work-in-process	69	—
Finished goods	1,599	1,879

Total	$2,428	$2,941

During 2010, the Company established a valuation reserve of $0.7 million for most of the original Verigene System processor inventory. All near-term assay submissions are expected to be on the Processor SP.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)

	2010	2009
	(in thousands)

Property and Equipment — Net:

Equipment with customers	$2,164	$1,568
Computer equipment and software	935	1,016
Laboratory equipment	5,725	4,721
Furniture and fixtures	269	269
Leasehold improvements	2,878	2,869
Manufacturing equipment	4,298	4,143
Office equipment	67	67
Tooling	1,423	1,377

Total property and equipment — at cost	17,759	16,030
Less accumulated depreciation	(12,617)	(9,885)

Property and Equipment — Net	$5,142	$6,145

	2010	2009
	(in thousands)

Other Current Liabilities:
Accrued clinical trial expenses	$603	$940
All other	752	1,364

Total	$1,355	$2,304

13. Selected Quarterly Financial Data (Unaudited)

	2010 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$826	$517	$373	$310
Loss from operations	$(8,416)	$(13,689)	$(10,920)	$(8,374)
Net loss	$(8,551)	$(13,759)	$(10,919)	$(7,383)
Per share data:
Net loss per common share — basic and diluted	$(0.31)	$(0.50)	$(0.39)	$(0.27)

	2009 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$255	$402	$729	$828
Loss from operations	$(7,982)	$(8,131)	$(7,996)	$(8,932)
Net loss	$(8,193)	$(8,384)	$(8,242)	$(9,130)
Per share data:
Net loss per common share — basic and diluted	$(0.37)	$(0.38)	$(0.37)	$(0.34)
14. Subsequent Events
In January 2011, the Company received FDA 510(k) clearance as well as CE IVD Mark approval for the Verigene Respiratory Virus Plus Nucleic Acid Test (RV+) on the Processor SP. The RV+ test expands the Company’s existing test capabilities for the detection of respiratory viruses. In a single test, the RV+ provides Influenza A, Influenza B, RSV A, and RSV B detection, and further subtypes Influenza A as H1, H3, or 2009 H1N1. In addition, the Company’s warfarin metabolism assay was CE IVD Marked during the first quarter of 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. Their report is included in this Form 10-K.

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
Item 9B. Other Information.
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant.
The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2011, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2011, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2011, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2011, and is incorporated herein by reference.

PART IV.
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements
Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

(a)(2) Financial Statement Schedules

None

(a)(3) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)
3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)
4.1	Specimen of common stock certificate (4) (Exhibit 4.3)
10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)
10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)
10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)
10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)
10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)
10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)
10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)
10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)
10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)
10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)
10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)
10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)
10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)
10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)
10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)

Exhibit Number	Exhibit Description
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)
10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)
10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)
10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)
10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)
10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)
10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)
10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)
10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)
10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)
10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)
10.27	Amended and Restated Employment Agreement dated as of January 1, 2009, between Nanosphere, Inc. and Mr. William P. Moffitt (5) (Exhibit 10.31)
10.28	Second Amended and Restated Registration Rights Agreement, dated August 19, 2009 (6) (Exhibit 10.1)
10.29	Lease Agreement, dated August 28, 2009, between Nanosphere, Inc. and Northbrook Commercial Properties, LLC (7) (Exhibit 10.1)
10.30	License Agreement, dated July 9, 2010, between Nanosphere, Inc. and Accelr8 Technology Corporation (8) (Exhibit 10.1)
10.31	Settlement Agreement and Intellectual Property Purchase Agreement, dated August 18, 2010, between Nanosphere, Inc. and Eppendorf AG (9) (Exhibit 10.1)
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.

(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
	By:	/s/ William P. Moffitt
William P. Moffitt
Date: February 16, 2011		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ William P. Moffitt William P. Moffitt	President, Chief Executive Officer, Director (principal executive officer)	February 16, 2011

/s/ Roger Moody Roger Moody	Chief Financial Officer, Treasurer (principal financial officer and principal accounting officer)	February 16, 2011

/s/ Mark Slezak Mark Slezak	Chairman of the board of directors	February 16, 2011

/s/ Jeffrey R. Crisan Jeffrey R. Crisan	Director	February 16, 2011

/s/ André de Bruin André de Bruin	Director	February 16, 2011

/s/ Chad A. Mirkin Chad A. Mirkin	Director	February 16, 2011

/s/ James J. Nahirny James J. Nahirny	Director	February 16, 2011

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	February 16, 2011

/s/ Lorin J. Randall Lorin J. Randall	Director	February 16, 2011