Form 10-Q
period 2011-03-31
NANOSPHERE INC
filed 2011-04-27
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 22, 2011 was 28,437,506.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Balance Sheets
(dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$30,001	$39,628
Accounts receivable	322	198
Inventories	2,570	2,428
Other current assets	893	673

Total current assets	33,786	42,927

PROPERTY AND EQUIPMENT— Net	4,850	5,142
INTANGIBLE ASSETS — Net of accumulated amortization	3,202	3,231
OTHER ASSETS	75	75

TOTAL	$41,913	$51,375

CURRENT LIABILITIES:
Accounts payable	$1,787	$3,352
Accrued compensation	677	794
Other current liabilities	1,344	1,355

Total current liabilities	3,808	5,501
LONG-TERM LIABILITIES:
Other noncurrent liabilities	1,350	1,350

Total liabilities	5,158	6,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,437,506 and 28,408,506 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	284	284
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	319,834	318,714
Warrants to acquire common stock	5,424	5,424
Accumulated deficit	(288,787)	(279,898)

Total stockholders’ equity	36,755	44,524

TOTAL	$41,913	$51,375

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Month Periods Ended March 31,
	2011	2010

REVENUE:
Grant and contract revenue	$54	$380
Product sales	586	446

Total revenue	640	826
COSTS AND EXPENSES:
Cost of sales	491	725
Research and development	4,695	4,413
Sales, general, and administrative	4,350	4,104

Total costs and expenses	9,536	9,242

Loss from operations	(8,896)	(8,416)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(4)	10
Interest expense	—	(164)
Interest income	11	19

Total other income (expense)	7	(135)

NET LOSS	$(8,889)	$(8,551)

Net loss per common share — basic and diluted	$(0.32)	$(0.31)
Weighted average number of common shares outstanding — basic and diluted	27,759	27,753
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Month Periods Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,889)	$(8,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653	951
Amortization of financing costs and accretion of debt discount	—	70
Share-based compensation	1,120	1,545
Changes in operating assets and liabilities:
Accounts receivable	(124)	260
Inventories	(380)	(1,091)
Other current assets	(220)	(424)
Accounts payable	(1,554)	(61)
Accrued and other current liabilities	(128)	(441)

Net cash used in operating activities	(9,522)	(7,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(105)	(267)
Investments in intangible assets	—	(90)

Net cash used in investing activities	(105)	(357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	—	(1,299)
Proceeds from stock option exercises	—	14

Net cash used in financing activities	—	(1,285)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,627)	(9,384)
CASH AND CASH EQUIVALENTS — Beginning of period	39,628	76,689

CASH AND CASH EQUIVALENTS — End of period	$30,001	$67,305

NONCASH INVESTING AND FINANCING ACTIVITIES:
License costs capitalized and included in other current liabilities	$350	$168
License costs capitalized and included in other noncurrent liabilities	1,350	—
Reclassification of inventory to property and equipment	238	651
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of March 31, 2011 and
For the Three Month Periods Ended March 31, 2011 and 2010
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2010 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
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
2. Liquidity and Capital Resources
As of March 31, 2011, the Company has incurred net losses attributable to common stock of $288.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. While the Company anticipates that capital resources will be sufficient to meet estimated needs for at least twelve months, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.
3. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three month periods ended March 31, 2011 and 2010. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three month periods ended March 31, 2011 and 2010 excluded 679,000 and 672,500 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three month periods ended March 31, 2011 and 2010 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three Month Periods Ended March 31,
	2011	2010
Restricted stock	679,000	672,500
Stock options	4,187,355	4,264,130
Common stock warrants	1,300,119	1,300,119

	6,166,474	6,236,749

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
4. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of March 31, 2011 and December 31, 2010 comprise the following (in thousands):

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$4,036	$(1,258)	$2,778	$4,036	$(1,241)	$2,795
Patents	455	(31)	$424	455	(19)	$436

	$4,491	$(1,289)	$3,202	$4,491	$(1,260)	$3,231

Amortization expense for intangible assets was less than $0.1 million for the three month period ended March 31, 2011 and was $0.2 million for the three month period ended March 31, 2010. Estimated future amortization expense is as follows:

Years Ending December 31
2011 (Period from April 1 to December 31)	$131
2012	176
2013	176
2014	176
2015	171
Thereafter	522
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of March 31, 2011. The amortization period related to $1.8 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
5. Related Party Transactions
Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services in each of the three month periods ended March 31, 2011 and 2010.
6. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 45% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
The fair values of the Company’s option awards granted during the three month period ended March 31, 2011 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	94%
Risk free interest rate	2.50%
Weighted-average expected option life	6.1 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$2.76
Estimated forfeiture rate for unvested options	2.8%
The expected volatility for option awards granted in 2011 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost recognized was $0.7 million and $1.2 million in the three month periods ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, the total compensation cost not yet recognized related to the nonvested awards is approximately $5.0 million, which amount is expected to be recognized over the next three years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of March 31, 2011, and for three month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2011	4,208,830	$5.60
Granted	72,000	$4.50
Expired	(8,480)	$11.28
Forfeited	(84,995)	$5.10

Outstanding — March 31, 2011	4,187,355	$5.58	6.80	$280

Exercisable — March 31, 2011	2,163,030	$5.69	6.21	$105

Vested and Expected to Vest — March 31, 2011	4,094,236	$5.58	6.78	$272

The intrinsic value of options exercised during the three month period ended March 31, 2010 was insignificant. There were no options exercised in the three month period ended March 31, 2011.
Included in the number of options outstanding at March 31, 2011 are 1,882,366 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three month periods ended March 31, 2011 and 2010 was $1.4 million and $0.5 million, respectively. During the three month period ended March 31, 2011, the Company achieved an accelerated vesting milestone for the FDA 510(k) clearance of the Verigene Respiratory Virus Plus Nucleic Acid Test (RV+) on the Processor SP.
As of January 1, 2011, there were 650,000 shares of restricted stock outstanding under the 2007 Plan, and the Company granted 29,000 shares of restricted stock during the three month period ended March 31, 2011. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were forfeited or vested during three month period ended March 31, 2011. The Company recognized $0.4 million in restricted stock compensation expense during each of the three month periods ended March 31, 2011 and 2010. As of March 31, 2011, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $2.2 million, which amount is expected to be recognized over the next two years, which is a weighted average term.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
7. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2011, the Company has paid aggregate initial license fees of $2.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.
8. Stockholders’ Equity
As of March 31, 2011 and December 31, 2010, there were outstanding warrants to acquire 1,300,119 shares of common stock. The expiration dates of the warrants outstanding at March 31, 2011 are as follows:

Class of Stock for	Number of	Expiration
which the Warrant is Exercisable	Warrants	Date
Common — exercise price of $17.50 per share	1,135,194	April 2011
Common — exercise price of $8.75 per share	164,925	April 2013
The common stock warrants with an exercise price of $17.50 expired unexercised on April 12, 2011.
9. Commitments and Contingencies
Rent and operating expenses associated with the office and laboratory space were $0.3 million and $0.1 million for the three month periods ended March 31, 2011 and 2010, respectively.
Annual future minimum obligations for the operating leases as of March 31, 2011, are as follows (in thousands):

Operating
Years Ending December 31	Lease
2011 (Period from April 1 to December 31)	$322
2012	439
2013	451
2014	190

Total minimum lease payments	$1,402

10. Long-Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. Interest rates under the agreements were 12.5% for the initial twelve month period and 10.0% during the following thirty month period. This debt was satisfied at maturity in August 2010. For the three month period ended March 31, 2010, interest expense was $0.2 million and cash interest payments were $0.1 million.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)
(Unaudited)
11. Supplemental Financial Information

Inventories:	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$947	$760
Work-in-process	—	69
Finished goods	1,623	1,599

Total	$2,570	$2,428

Property and Equipment – Net:	March 31, 2011	December 31, 2010
	(in thousands)
Total property and equipment — at cost	$18,064	$17,759
Less accumulated depreciation	(13,214)	(12,617)

Property and equipment — net	$4,850	$5,142

Other Current Liabilities:	March 31, 2011	December 31, 2010
	(in thousands)
Accrued clinical trial expenses	$447	$603
All other	897	752

Total	$1,344	$1,355

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after any statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this Quarterly Report on Form 10-Q.
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

Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus	510(k) cleared

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	Pending

Plavix® Metabolism (2C19)	Premarket approval filing submitted third quarter 2010	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 12 of our Annual Report on Form 10-K for the year ended December 31, 2010. (3) Currently cleared only for use with the Original Processor.
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
In the third quarter of 2010, we filed a pre-market approval application (“PMA”) with the FDA for our cytochrome P450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 50% of the population possess variations in these genes and abnormally metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing certain of these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke. This assay was CE IVD Marked during the first quarter of 2011.
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
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.9 million for the three month period ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of approximately $288.8 million. Our operations to date have been funded principally through capital contributions from investors in two underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
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
Three month Period Ended March 31, 2011 Compared to the Three month Period Ended March 31, 2010
Revenues
Revenues were $0.6 million for the three month period ended March 31, 2011, as compared to $0.8 million for the three month period ended March 31, 2010. Product sales increased from $0.4 million for the first quarter of 2010 to $0.6 million for the first quarter of 2011 due to sales of the respiratory virus with sub-typing assay. This test received FDA 510(k) clearance during the first quarter of 2011. Grant and contract revenue decreased from $0.4 million for the first quarter of 2010 to $0.1 million for the first quarter of 2011 due to the substantial completion of an assay development contract with a major pharmaceutical company during 2010.
Cost of Sales
Cost of sales decreased from $0.7 million for the three month period ended March 31, 2010 to $0.5 million for the three month period ended March 31, 2011 due to the decrease in grant and contract revenue discussed previously.
Research and Development Expenses
Research and development expenses increased to $4.7 million for the three month period ended March 31, 2011 from $4.4 million for the three month period ended March 31, 2010 due to an increase in materials spending to support clinical trials and product development.
Sales, General and Administrative Expenses
Sales, general and administrative expenses increased from $4.1 million for the first quarter of 2010 to $4.4 million for the first quarter of 2011. Sales and marketing expenses increased to support our U.S. customer base and to expand international marketing of our assays receiving CE IVD Mark approval during the first quarter of 2011.
Interest Expense
Interest expense was $0 for the three month period ended March 31, 2011, as compared to $0.2 million for the three months ended March 31, 2010. The debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. matured August 2010.

Liquidity and Capital Resources
From our inception in December 1999 through March 31, 2011, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2011, we had an accumulated deficit of approximately $288.8 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
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
A customer may purchase the Verigene System instruments or lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. To date, our aggregate investment in systems rented to customers has not been material. However, we may need to increase our investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.
As of March 31, 2011, we had $30.0 million in cash and cash equivalents as compared to $39.6 million at December 31, 2010. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.
Net cash used in operating activities increased from $7.7 million for the three months ended March 31, 2010 to $9.5 million for the three months ended March 31, 2011. Accounts payable at December 31, 2010 included approximately $2.0 million of legal expenses related to a patent dispute that was settled during the third quarter of 2010. These legal expenses were paid during the first quarter of 2011. The first quarter of 2011 and 2010 also included payments of $0.6 million and $0.8 million, respectively, for bonuses earned in the prior year.
Net cash used in investing activities decreased to $0.1 million for the three months ended March 31, 2011 as compared to $0.4 million for the three months ended March 31, 2010. Our capital spending in 2010 focused on manufacturing cost reduction programs.
Net cash used in financing activities was $0 for the three months ended March 31, 2011 as compared to $1.3 million for the three months ended March 31, 2010. Our spending on financing activities in 2010 related to the scheduled payments under two loan and security agreements that matured in the third quarter of 2010.
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
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 16, 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2011 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended March 31, 2011.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
During the three month period ended March 31, 2011, there were no sales of unregistered securities.

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

NANOSPHERE, INC.
By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
Date: April 27, 2011

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: April 27, 2011