Form 10-Q
period 2011-06-30
NANOSPHERE INC
filed 2011-08-09
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (847) 400-9000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 4, 2011 was 44,123,506.

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Balance Sheets
(dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$54,535	$39,628
Accounts receivable	322	198
Inventories	1,737	2,428
Other current assets	775	673

Total current assets	57,369	42,927

PROPERTY AND EQUIPMENT— Net	5,165	5,142
INTANGIBLE ASSETS — Net of accumulated amortization	3,158	3,231
OTHER ASSETS	75	75

TOTAL	$65,767	$51,375

CURRENT LIABILITIES:
Accounts payable	$1,198	$3,352
Accrued compensation	582	794
Other current liabilities	1,070	1,355

Total current liabilities	2,850	5,501
LONG-TERM LIABILITIES:
Other noncurrent liabilities	1,350	1,350

Total liabilities	4,200	6,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,123,506 and 28,408,506 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	441	284
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	357,356	318,714
Warrants to acquire common stock	992	5,424
Accumulated deficit	(297,222)	(279,898)

Total stockholders’ equity	61,567	44,524

TOTAL	$65,767	$51,375

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2011	2010	2011	2010

REVENUE:
Grant and contract revenue	$—	$198	$54	$578
Product sales	509	319	1,095	765

Total revenue	509	517	1,149	1,343
COSTS AND EXPENSES:
Cost of sales	374	439	865	1,164
Research and development	4,634	4,634	9,329	9,047
Sales, general, and administrative	3,940	9,133	8,290	13,237

Total costs and expenses	8,948	14,206	18,484	23,448

Loss from operations	(8,439)	(13,689)	(17,335)	(22,105)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(7)	8	(11)	17
Interest expense	—	(98)	—	(261)
Interest income	11	20	22	39

Total other income (expense)	4	(70)	11	(205)

NET LOSS	$(8,435)	$(13,759)	$(17,324)	$(22,310)

Net loss per common share — basic and diluted	$(0.23)	$(0.50)	$(0.54)	$(0.80)
Weighted average number of common shares outstanding — basic and diluted	36,205	27,755	32,005	27,754
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Month Periods Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,324)	$(22,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319	1,786
Amortization of financing costs and accretion of debt discount	—	115
Share-based compensation	2,189	2,879
Changes in operating assets and liabilities:
Accounts receivable	(124)	586
Inventories	(399)	(1,544)
Other current assets	(102)	(457)
Accounts payable	(2,184)	(155)
Accrued and other current liabilities	(497)	3,290

Net cash used in operating activities	(17,122)	(15,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149)	(352)
Investments in intangible assets	—	(176)

Net cash used in investing activities	(149)	(528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	—	(2,638)
Proceeds from stock offering	32,178	—
Proceeds from stock option exercises	—	26

Net cash provided by (used in) financing activities	32,178	(2,612)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,907	(18,950)
CASH AND CASH EQUIVALENTS — Beginning of period	39,628	76,689

CASH AND CASH EQUIVALENTS — End of period	$54,535	$57,739

NONCASH INVESTING AND FINANCING ACTIVITIES:
License costs capitalized and included in other current liabilities	$—	$76
Reclassification of inventory to property and equipment	1,090	1,095
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of June 30, 2011 and
For the Three and Six Month Periods Ended June 30, 2011 and 2010
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
2. Liquidity and Capital Resources
As of June 30, 2011, the Company has incurred net losses attributable to common stock of $297.2 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. In May 2011, the Company completed an underwritten public offering (the “Offering”) of 15,686,000 shares of its common stock. The Company received net proceeds from the Offering of approximately $32.2 million after deducting underwriting discounts and commissions and offering expenses.
While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. While the Company anticipates that capital resources will be sufficient to meet estimated needs for approximately two years, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in less than two years to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.
3. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, for the three and six month periods ended June 30, 2011 and 2010. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three and six month periods ended June 30, 2011 and 2010 excluded 679,000 and 650,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The computations of diluted net loss per common share for the three and six month periods ended June 30, 2011 and 2010 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three and Six Month Periods Ended June 30,
	2011	2010
Restricted stock	679,000	650,000
Stock options	4,281,685	4,236,272
Common stock warrants	164,925	1,300,119

	5,125,610	6,186,391

4. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of June 30, 2011 and December 31, 2010 comprise the following (in thousands):

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Intellectual property — licenses	$4,036	$(1,290)	$2,746	$4,036	$(1,241)	$2,795
Patents	455	(43)	$412	455	(19)	$436

	$4,491	$(1,333)	$3,158	$4,491	$(1,260)	$3,231

Amortization expense for intangible assets was less than $0.1 million for the three and six month periods ended June 30, 2011 and was $0.2 million and $0.3 million for the three and six month periods ended June 30, 2010, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2011 (Period from July 1 to December 31)	$87
2012	176
2013	176
2014	176
2015	171
Thereafter	522
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of June 30, 2011. The amortization period related to $1.8 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
5. Related Party Transactions
Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services in each of the three and six month periods ended June 30, 2011 and 2010.
6. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Some options vest ratably over four years of service, others vest ratably over three years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 44% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The fair values of the Company’s option awards granted during the six month period ended June 30, 2011 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	91%
Risk free interest rate	2.11%
Weighted-average expected option life	6.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.91
Estimated forfeiture rate for unvested options	1.1%
The expected volatility for option awards granted in 2011 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost recognized was $0.7 million and $1.4 million in the three and six month periods ended June 30, 2011, respectively, and $1.0 million and $2.2 million for the three and six month periods ended June 30, 2010, respectively.
As of June 30, 2011, the total compensation cost not yet recognized related to the nonvested awards is approximately $4.3 million, which amount is expected to be recognized over the next two years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of June 30, 2011, and for the six month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2011	4,208,830	$5.60
Granted	233,240	$4.50
Expired	(73,865)	$8.48
Forfeited	(86,520)	$5.10

Outstanding — June 30, 2011	4,281,685	$5.50	6.69	$—

Exercisable — June 30, 2011	2,292,603	$5.54	5.98	$—

Vested and Expected to Vest — June 30, 2011	4,190,187	$5.50	6.67	$—

The intrinsic value of options exercised during the six month period ended June 30, 2010 was insignificant. There were no options exercised in the six month period ended June 30, 2011.
Included in the number of options outstanding at June 30, 2011 are 1,863,136 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and six month periods ended June 30, 2011 was $0.6 million and $2.0 million, respectively, and was $1.1 million and $1.6 million for the three and six month periods ended June 30, 2010 respectively. During the six month period ended June 30, 2011, the Company achieved an accelerated vesting milestone for the FDA 510(k) clearance of the Verigene Respiratory Virus Plus Nucleic Acid Test (RV+) on its second generation Verigene System processor that incorporates sample preparation.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
As of January 1, 2011, there were 650,000 shares of restricted stock outstanding under the 2007 Plan, and the Company granted 29,000 shares of restricted stock during the six month period ended June 30, 2011. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were forfeited or vested during six month period ended June 30, 2011. The Company recognized $0.4 million and $0.8 million in restricted stock compensation expense during the three and six month periods ended June 30, 2011, respectively, and $0.3 million and $0.7 million during the three and six month periods ended June 30, 2010, respectively. As of June 30, 2011, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $1.8 million, which amount is expected to be recognized over the next two years, which is a weighted average term.
7. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2011, the Company has paid aggregate initial license fees of $2.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.
8. Stockholders’ Equity
In connection with the closing of the Company’s initial public offering in 2007, certain convertible preferred stock warrants were, in accordance with their terms, converted into warrants to acquire shares of common stock. Upon this conversion in 2007, a $5.4 million preferred stock warrant liability was reclassified to Warrants to acquire common stock on the Balance Sheet.
As of December 31, 2010, there were outstanding warrants to acquire 1,300,119 shares of common stock. On April 12, 2011, 1,135,194 warrants with an exercise price of $17.50 expired unexercised. As a result of this expiration, the Company reclassified $4.4 million from Warrants to acquire common stock to Additional paid-in capital on the Balance Sheet.
As of June 30, 2011, the outstanding warrants to acquire 164,925 shares of common stock have an exercise price of $8.75 and an expiration date of April 2013.
9. Commitments and Contingencies
Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.4 million for the three and six month periods ended June 30, 2011, respectively, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2010, respectively.
Annual future minimum obligations for the operating leases as of June 30, 2011, are as follows (in thousands):

Operating
Years Ending December 31	Lease
2011 (Period from July 1 to December 31)	$216
2012	439
2013	451
2014	190

Total minimum lease payments	$1,296

10. Long-Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. Interest rates under the agreements were 12.5% for the initial twelve month period and 10.0% during the following thirty month period. This debt was satisfied at maturity in August 2010. For the three and six month period ended June 30, 2010, interest expense was $0.1 million and $0.2 million, respectively, and cash interest payments were $0.1 million and $0.2 million, respectively.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
11. Supplemental Financial Information

	June 30, 2011	December 31, 2010
	(in thousands)
Inventories:
Raw materials	$751	$760
Work-in-process	—	69
Finished goods	986	1,599

Total	$1,737	$2,428

	June 30, 2011	December 31, 2010
	(in thousands)
Property and Equipment — Net:
Total property and equipment — at cost	$19,001	$17,759
Less accumulated depreciation	(13,836)	(12,617)

Property and equipment — net	$5,165	$5,142

	June 30, 2011	December 31, 2010
	(in thousands)
Other Current Liabilities:
Accrued clinical trial expenses	$354	$603
All other	716	752

Total	$1,070	$1,355

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus	510(k) cleared

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels	In development	In development

C. difficile	In development	In development

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	Pending

Plavix® Metabolism (2C19)	Re-submission of PMA pending	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration”beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 12 of our Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Currently cleared only for use with the Original Processor.
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
In the third quarter of 2010, we filed a pre-market approval application (“PMA”) with the FDA for our cytochrome P-450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. On June 9, 2011, we received a “not approvable” letter from the FDA with respect to our PMA submission in which the FDA stated that it will not approve the Plavix metabolism test for commercial use in the United States until the PMA is amended. The FDA cited several deficiencies in our submission that necessitate we perform additional analytical studies. Accordingly, we are working closely with the FDA staff to ensure that the additional studies we intend to conduct are adequate to address the deficiencies outlined by the FDA and we intend to submit such additional information in support of an amendment to our PMA by the end of 2011. Clopidogrel inhibits platelet function and is a standard treatment to reduce the risk of thrombolytic events for patients undergoing percutaneous coronary interventions. Clopidogrel metabolism is affected by the cytochrome P-450 family of genes. Up to 50% of the population possess variations in these genes and abnormally metabolize this drug, thus increasing the risk of adverse events. Our 2C19 assay is designed to identify patients possessing certain of these variations so that alternative therapeutic approaches can be prescribed to reduce clotting that can result in heart attack or stroke. This assay was CE IVD Marked during the first quarter of 2011.
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
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $17.3 million for the six month period ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of approximately $297.2 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
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
Three month Period Ended June 30, 2011 Compared to the Three month Period Ended June 30, 2010
Revenues
Revenues were $0.5 million for the three month periods ended June 30, 2011 and 2010. Product sales increased from $0.3 million for the second quarter of 2010 to $0.5 million for the second quarter of 2011 due to sales of the respiratory virus with sub-typing assay. This test received FDA 510(k) clearance during the first quarter of 2011. Grant and contract revenue decreased from $0.2 million for the second quarter of 2010 to $0 for the second quarter of 2011 due to the substantial completion of an assay development contract with a major pharmaceutical company during 2010.
Cost of Sales
Cost of sales remained consistent at $0.4 million for the three month periods ended June 30, 2011 and 2010.
Research and Development Expenses
Research and development expenses remained consistent at $4.6 million for the three month periods ended June 30, 2011 and 2010.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased from $9.1 million for the second quarter of 2010 to $3.9 million for the second quarter of 2011. The second quarter of 2010 included accrued legal settlement expenses of $3.5 million and $1.5 million in litigation defense expenses for the patent litigation dispute with Eppendorf AG that was settled during August 2010.
Interest Expense
Interest expense was $0 for the three month period ended June 30, 2011, as compared to $0.1 million for the three months ended June 30, 2010. The debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. matured August 2010.

Six month Period Ended June 30, 2010 Compared to the Six month Period Ended June 30, 2009
Revenues
Revenues were $1.1 million for the six month period ended June 30, 2011, as compared to $1.3 million for the six month period ended June 30, 2010. Product sales increased from $0.7 million for the six month period ended June 30, 2010 to $1.1 million for the same period in 2011 due to sales of the respiratory virus with sub-typing assay, as previously discussed. Service revenue decreased from $0.6 million for the six month period ended June 30, 2010 to $0.1 million for the same period in 2011 due to the substantial completion of an assay development contract with a major pharmaceutical company during 2010.
Cost of Sales
Cost of sales was $0.9 million for the six month period ended June 30, 2011 and $1.2 million for the six month period ended June 30, 2010. The $0.3 million decrease in cost of sales for the six month period ended June 30, 2011 resulted from the costs associated with assay development revenue from our commercial contracts and from the fixed amortization of license fees, partially offset by the increase in product sales.
Research and Development Expenses
Research and development expenses increased slightly from $9.0 million for the six month period ended June 30, 2010 to $9.3 million for the six month period ended June 30, 2011. The $0.3 million increase in research and development expenses for the six month period ended June 30, 2011 resulted primarily from an increase in clinical trial expenses.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased from $13.2 million for the six month period ended June 30, 2010 to $8.3 million for the six month period ended June 30, 2011. As previously discussed, the six months ended June 30, 2010 included accrued legal settlement expenses of $3.5 million and $1.5 million in litigation defense expenses for the patent litigation dispute with Eppendorf AG that was settled during August 2010.
Interest Expense
Interest expense was $0 for the six month period ended June 30, 2011, as compared to $0.3 million for the six month period ended June 30, 2010. The debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. matured August 2010.
Liquidity and Capital Resources
From our inception in December 1999 through June 30, 2011, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering (the “May 2011 Offering”) and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2011, we had an accumulated deficit of approximately $297.2 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow in the next three years. During this period we expect to increase investment in additional manufacturing scale-up, research and development to expand our assay menu and to develop a fully automated instrument with increased throughput, and in adding to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. While the Company anticipates that capital resources will be sufficient to meet estimated needs for approximately two years, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in less than two years to execute on its current or future business strategies.

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
As of June 30, 2011, we had $54.5 million in cash and cash equivalents as compared to $39.6 million at December 31, 2010. The increase in cash and cash equivalents resulted from the $32.2 million in net proceeds from the May 2011 Offering offset by $17.3 million in cash used in operating and investing activities during the first half of 2011.
Net cash used in operating activities increased from $15.8 million for the six months ended June 30, 2010 to $17.1 million for the six months ended June 30, 2011. Accounts payable at December 31, 2010 included approximately $2.0 million of legal expenses related to a patent dispute that was settled during the third quarter of 2010. These legal expenses were paid during the first quarter of 2011. The first quarter of 2011 and 2010 also included payments of $0.6 million and $0.8 million, respectively, for bonuses earned in the prior year.
Net cash used in investing activities decreased to $0.1 million for the six months ended June 30, 2011 as compared to $0.5 million for the six months ended June 30, 2010. Our capital spending in 2010 focused on manufacturing cost reduction programs.
Net cash provided by financing activities of $32.2 million for the six months ended June 30, 2011 related to the May 2011 Offering. Our spending on financing activities in 2010 related to the scheduled payments under two loan and security agreements that matured in the third quarter of 2010.
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
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2011 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended June 30, 2011.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
During the three month period ended June 30, 2011, there were no sales of unregistered securities.

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
Date: August 9, 2011

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: August 9, 2011