Form 10-Q
period 2011-09-30
NANOSPHERE INC
filed 2011-11-02
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 28, 2011 was 44,123,506.

NANOSPHERE, INC.

INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to Financial Statements	4-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6. Exhibits	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Balance Sheets
(dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$46,902	$39,628
Accounts receivable	471	198
Inventories	2,264	2,428
Other current assets	395	673

Total current assets	50,032	42,927

PROPERTY AND EQUIPMENT— Net	4,885	5,142
INTANGIBLE ASSETS — Net of accumulated amortization	3,114	3,231
OTHER ASSETS	75	75

TOTAL	$58,106	$51,375

CURRENT LIABILITIES:
Accounts payable	$1,679	$3,352
Accrued compensation	739	794
Other current liabilities	1,767	1,355

Total current liabilities	4,185	5,501
LONG-TERM LIABILITIES:
Other noncurrent liabilities	750	1,350

Total liabilities	4,935	6,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,123,506 and 28,408,506 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	441	284
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	358,433	318,714
Warrants to acquire common stock	992	5,424
Accumulated deficit	(306,695)	(279,898)

Total stockholders’ equity	53,171	44,524

TOTAL	$58,106	$51,375

See notes to financial statements.

Nanosphere, Inc.
Statements of Operations
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE:
Grant and contract revenue	$—	$32	$54	$610
Product sales	556	342	1,651	1,106

Total revenue	556	374	1,705	1,716
COSTS AND EXPENSES:
Cost of sales	369	1,074	1,234	2,238
Research and development	5,828	4,940	15,157	13,986
Sales, general, and administrative	3,840	5,280	12,130	18,517

Total costs and expenses	10,037	11,294	28,521	34,741

Loss from operations	(9,481)	(10,920)	(26,816)	(33,025)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(3)	(12)	(14)	6
Interest expense	—	(13)	—	(274)
Interest income	11	26	33	64

Total other income (expense)	8	1	19	(204)

NET LOSS	$(9,473)	$(10,919)	$(26,797)	$(33,229)

Net loss per common share — basic and diluted	$(0.22)	$(0.39)	$(0.75)	$(1.20)
Weighted average number of common shares outstanding — basic and diluted	43,445	27,756	35,860	27,755
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Month Periods Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,797)	$(33,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,963	2,695
Amortization of financing costs and accretion of debt discount	—	119
Loss from disposal of fixed assets	—	21
Share-based compensation	3,266	4,406
Changes in operating assets and liabilities:
Accounts receivable	(273)	536
Inventories	(980)	(816)
Other current assets	278	(382)
Accounts payable	(1,662)	(426)
Accrued and other current liabilities	107	1,202

Net cash used in operating activities	(24,098)	(25,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(456)	(445)
Investments in intangible assets	(350)	(865)
Other	—	23

Net cash used in investing activities	(806)	(1,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	—	(3,917)
Proceeds from stock offering	32,178	—
Proceeds from stock option exercises	—	26

Net cash provided by (used in) financing activities	32,178	(3,891)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,274	(31,052)
CASH AND CASH EQUIVALENTS — Beginning of period	39,628	76,689

CASH AND CASH EQUIVALENTS — End of period	$46,902	$45,637

NONCASH INVESTING AND FINANCING ACTIVITIES:
License costs capitalized and included in other current liabilities	$—	$1,700
Reclassification of inventory to property and equipment	1,144	1,095
See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of September 30, 2011 and
For the Three and Nine Month Periods Ended September 30, 2011 and 2010
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
2. Liquidity and Capital Resources
As of September 30, 2011, the Company has incurred net losses attributable to common stock of $306.7 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. In May 2011, the Company completed an underwritten public offering (the “Offering”) of 15,686,000 shares of its common stock. The Company received net proceeds from the Offering of approximately $32.2 million after deducting underwriting discounts and commissions and offering expenses.
While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. While the Company anticipates that capital resources will be sufficient to meet estimated needs at least through year-end 2012, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing before year-end 2012 to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.
3. Net Loss Per Common Share
Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, for the three and nine month periods ended September 30, 2011 and 2010. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three and nine month periods ended September 30, 2011 and 2010 excluded 679,000 and 650,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2011 and 2010 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three and Nine Month Periods Ended
	September 30,
	2011	2010
Restricted stock	679,000	650,000
Stock options	4,236,730	4,200,790
Common stock warrants	164,925	1,300,119

	5,080,655	6,150,909

4. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of September 30, 2011 and December 31, 2010 comprise the following (in thousands):

	September 30, 2011			December 31, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property — licenses	$4,036	$(1,323)	$2,713	$4,036	$(1,241)	$2,795
Patents	455	(54)	$401	455	(19)	$436

	$4,491	$(1,377)	$3,114	$4,491	$(1,260)	$3,231

Amortization expense for intangible assets was less than $0.1 million for the three month period ended September 30, 2011 and was $0.1 million for the nine month period ended September 30, 2011. Amortization expense for intangible assets was $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2010, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2011 (Period from October 1 to December 31)	$43
2012	176
2013	176
2014	176
2015	171
Thereafter	522
Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of September 30, 2011. The amortization period related to $1.8 million of licenses is not known as the diagnostic test products associated with the licensed technology have not been cleared by the FDA and, accordingly, amortization has not begun and no expense associated with the licenses is included in the table above.
5. Related Party Transactions
Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services for the three month periods ended September 30, 2011 and 2010 and $0.1 million for the nine month periods ended September 30, 2011 and 2010.
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

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
The fair values of the Company’s option awards granted during the nine month period ended September 30, 2011 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	91%
Risk free interest rate	2.11%
Weighted-average expected option life	6.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.91
Estimated forfeiture rate for unvested options	1.1%
The expected volatility for option awards granted in 2011 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost recognized was $0.7 million and $2.1 million in the three and nine month periods ended September 30, 2011, respectively, and $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2010, respectively.
As of September 30, 2011, the total compensation cost not yet recognized related to the nonvested awards is approximately $3.7 million, which amount is expected to be recognized over the next two years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of September 30, 2011, and for the nine month period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value of Options
Outstanding — January 1, 2011	4,208,830	$5.60
Granted	233,240	$4.50
Expired	(75,790)	$8.90
Forfeited	(129,550)	$5.30

Outstanding — September 30, 2011	4,236,730	$5.49	6.43	$—

Exercisable — September 30, 2011	2,329,738	$5.54	5.78	$—

Vested and Expected to Vest — September 30, 2011	4,149,008	$5.49	6.42	$—

The intrinsic value of options exercised during the nine month period ended September 30, 2010 was insignificant. There were no options exercised in the nine month period ended September 30, 2011.
Included in the number of options outstanding at September 30, 2011 are 1,837,756 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of options vested during the three and nine month periods ended September 30, 2011 was $0.1 million and $2.1 million, respectively, and was $0.1 million and $1.7 million for the three and nine month periods ended September 30, 2010 respectively. During the nine month period ended September 30, 2011, the Company achieved an accelerated vesting milestone for the FDA 510(k) clearance of the Verigene Respiratory Virus Plus Nucleic Acid Test (RV+) on its second generation Verigene System processor that incorporates sample preparation.

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
As of January 1, 2011, there were 650,000 shares of restricted stock outstanding under the 2007 Plan, and the Company granted 29,000 shares of restricted stock during the nine month period ended September 30, 2011. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were forfeited or vested during nine month period ended September 30, 2011. The Company recognized $0.4 million and $1.2 million in restricted stock compensation expense during the three and nine month periods ended September 30, 2011, respectively, and $0.4 million and $1.1 million during the three and nine month periods ended September 30, 2010, respectively. As of September 30, 2011, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $1.4 million, which amount is expected to be recognized over the next two years, which is a weighted average term.
7. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2011, the Company has paid aggregate initial license fees of $3.2 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.
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
As of September 30, 2011, the outstanding warrants to acquire 164,925 shares of common stock have an exercise price of $8.75 and an expiration date of April 2013.
9. Commitments and Contingencies
Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2011, respectively, and $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2010, respectively.
Annual future minimum obligations for the operating leases as of September 30, 2011, are as follows (in thousands):

Operating
Years Ending December 31	Lease
2011 (Period from October 1 to December 31)	$107
2012	439
2013	451
2014	190

Total minimum lease payments	$1,187

Nanosphere, Inc.
Notes to Financial Statements — (Continued)
(Unaudited)
10. Long-Term Debt
In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. Interest rates under the agreements were 12.5% for the initial twelve month period and 10.0% during the following thirty month period. This debt was satisfied at maturity in August 2010. For the three and nine month period ended September 30, 2010, interest expense was less than $0.1 million and $0.3 million, respectively, and cash interest payments were less than $0.1 million and $0.2 million, respectively.
11. Supplemental Financial Information

	September 30, 2011	December 31, 2010
Inventories:	(in thousands)
Raw materials	$1,063	$760
Work-in-process	—	69
Finished goods	1,201	1,599

Total	$2,264	$2,428

	September 30, 2011	December 31, 2010
Property and Equipment — Net:	(in thousands)
Total property and equipment — at cost	$19,288	$17,759
Less accumulated depreciation	(14,403)	(12,617)

Property and equipment — net	$4,885	$5,142

	September 30, 2011	December 31, 2010
Other Current Liabilities:	(in thousands)
Accrued clinical trial expenses	$569	$603
All other	1,198	752

Total	$1,767	$1,355

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels	In development	In development

C. difficile	In development	In development

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

Plavix® Metabolism (2C19)	Re-submission of PMA pending	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

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
We have also received 510(k) clearance from the FDA for a hyper-coagulation assay on the Original Processor that determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis. This assay has been CE IVD Marked during the fourth quarter of 2011, and we plan to submit an FDA application for this assay to allow its use on the Processor SP.

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
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $26.8 million for the nine month period ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of approximately $306.7 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007, and our debt borrowings.
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
Three month Period Ended September 30, 2011 Compared to the Three month Period Ended September 30, 2010
Revenues
Revenues were $0.6 million for the three month period ended September 30, 2011 as compared to $0.4 million for the same period in 2010. Product sales increased from $0.3 million for the third quarter of 2010 to $0.6 million for the third quarter of 2011 due to international product sales.
Cost of Sales
Cost of sales decreased from $1.1 million for the three month period ended September 30, 2010 to $0.4 million for the three month period ended September 30, 2011. During the three month period ended September 30, 2010, the Company established a valuation reserve of $0.7 million for the Verigene I inventory. This reserve was taken based on the Company’s plan to submit future assay applications to the FDA for use only on the Verigene SP.
Research and Development Expenses
Research and development expenses increased from $4.9 million for the three month period ended September 30, 2010 to $5.8 million for the three month period ended September 30, 2011. The $0.9 million increase in research and development expenses for the three month period ended September 30, 2011 resulted primarily from an increase in clinical trial expenses.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased from $5.3 million for the third quarter of 2010 to $3.8 million for the third quarter of 2011. The third quarter of 2010 included $1.2 million in litigation defense expenses for the patent litigation dispute with Eppendorf AG that was settled during August 2010.
Nine month Period Ended September 30, 2011 Compared to the Nine month Period Ended September 30, 2010
Revenues
Revenues were consistent at $1.7 million for the nine month periods ended September 30, 2011 and 2010. Product sales increased from $1.1 million for the nine month period ended September 30, 2010 to $1.7 million for the same period in 2011 due to sales of the respiratory virus with sub-typing assay as well as international sales. The nine month period ended September 30, 2010 included $0.6 million of services revenue for an assay development contract with a major pharmaceutical company.

Cost of Sales
Cost of sales was $1.2 million for the nine month period ended September 30, 2011 and $2.2 million for the nine month period ended September 30, 2010. As previously discussed, the Company established a valuation reserve of $0.7 million for the Verigene I inventory during 2010. The remaining decrease in cost of sales resulted primarily from the costs associated with assay development revenue from our commercial contracts.
Research and Development Expenses
Research and development expenses increased from $14.0 million for the nine month period ended September 30, 2010 to $15.2 million for the nine month period ended September 30, 2011. The $1.2 million increase in research and development expenses resulted primarily from an increase in clinical trial expenses.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased from $18.5 million for the nine month period ended September 30, 2010 to $12.1 million for the nine month period ended September 30, 2011. The nine months ended September 30, 2010 included legal settlement expenses of $3.5 million and $2.6 million in litigation defense expenses for the patent litigation dispute with Eppendorf AG previously discussed.
Interest Expense
Interest expense was $0 for the nine month period ended September 30, 2011, as compared to $0.3 million for the nine month period ended September 30, 2010. The debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. matured August 2010.
Liquidity and Capital Resources
From our inception in December 1999 through September 30, 2011, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering (the “May 2011 Offering”) and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of September 30, 2011, we had an accumulated deficit of approximately $306.7 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
Because we recently began to commercialize our products, we do not anticipate achieving positive operating cash flow in the next three years. During this period we expect to increase investment in additional manufacturing scale-up, research and development to expand our assay menu and to develop a fully automated instrument with increased throughput, and in adding to sales and marketing personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. While the Company anticipates that capital resources will be sufficient to meet estimated needs at least through year-end 2012, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing before year-end 2012 to execute on its current or future business strategies.
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

As of September 30, 2011, we had $46.9 million in cash and cash equivalents as compared to $39.6 million at December 31, 2010. The increase in cash and cash equivalents resulted from the $32.2 million in net proceeds from the May 2011 Offering offset by $24.9 million in cash used in operating and investing activities during 2011.
Net cash used in operating activities decreased from $25.9 million for the nine months ended September 30, 2010 to $24.1 million for the nine months ended September 30, 2011 due to a decrease in patent litigation spending.
Net cash used in investing activities decreased to $0.8 million for the nine months ended September 30, 2011 as compared to $1.3 million for the nine months ended September 30, 2010. Our spending in 2010 included $0.5 million to acquire patents and patent rights from Eppendorf AG.
Net cash provided by financing activities of $32.2 million for the nine months ended September 30, 2011 related to the May 2011 Offering. Our spending on financing activities in 2010 related to the scheduled payments under two loan and security agreements that matured in the third quarter of 2010.
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
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2011 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended September 30, 2011.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
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
During the three month period ended September 30, 2011, there were no sales of unregistered securities.

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
Date: November 2, 2011

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: November 2, 2011