Form 10-K
period 2011-12-31
NANOSPHERE INC
filed 2012-02-16
CIK 1105184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-33775

Nanosphere, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4339870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4088 Commercial Avenue	Northbrook, Illinois 60062
(Address of principal executive offices)	(Zip Code)

(847) 400-9000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $0.01	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $53,452,455 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $1.81 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 15, 2012, there were 44,070,437 outstanding shares of common stock. The common stock is listed on the NASDAQ Global Market (trading symbol “NSPH”).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2011 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 30, 2012 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2011. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. Certain assays, such as the Warfarin metabolism and hyper-coagulation tests, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and we plan to develop and seek regulatory approval of all future assays on the Processor SP.

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels
• Blood Culture — Staphylococcus (BC-S) • Blood Culture — Gram Positive (BC-GP) • Blood Culture — Gram Negative (BC-GN) • Blood Culture — Fungal (BC-F)	510(k) cleared 510k) pending In development In development	Part of BC-GP CE IVD Marked In development In development

C. difficile	In development	In development

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

Plavix® Metabolism (2C19)	510(k) and PMA pending	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of this Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of this Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Currently cleared only for use with the Original Processor.

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

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and fungal pathogens and resistance markers. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we received CE IVD Mark for the BC-GP and FDA clearance of BC-S, a subset of the BC-GP panel. The full BC-GP panel is pending FDA 510(k) clearance and BC-GN and BC-F panels are in development.

Our development efforts also include a C. difficile test and an enteric bacteria test. C. difficile is a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Our enteric bacteria assay is being developed to detect and identify the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria that are treated with various antibiotics and other anti-bacterial drug therapies. These assays also will require regulatory submission to the FDA and corresponding foreign regulatory bodies. We have begun clinical trials for the C. difficile test that we believe are necessary to secure regulatory approval.

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

In the third quarter of 2010, we filed a pre-market approval application (“PMA”) with the FDA for our cytochrome P-450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. On June 9, 2011, we received a “not approvable” letter from the FDA with respect to our PMA submission in which the FDA stated that it will not approve the Plavix metabolism test for commercial use in the United States until the PMA is amended. The FDA cited several deficiencies in our submission that necessitate we perform additional analytical studies and address manufacturing questions. We have completed the analytical studies required by the FDA and have submitted this data in a 510(k) application. If and when we receive 510(k) clearance for this product, we expect it will be indicated for the detection of certain 2C19 genetic variances. Our intent is to use the analytical data submitted in the 510(k) application to support a response to the pending PMA, which, if approved, would likely be indicated for the use or avoidance of Plavix. This assay was CE IVD Marked during the first quarter of 2011.

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

The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of myocardial infarction, or heart attack, and identification of patients with acute coronary syndromes at risk for subsequent cardiovascular events. We previously submitted a 510(k) application to the FDA to obtain clearance for the cardiac troponin assay on the Original Processor. We have withdrawn this application and plan to submit a new 510(k) application to obtain clearance for this assay on the Processor SP. We have completed accruing samples and one year clinical follow up for our international pivotal trial named FAST-TRAC. We plan to use the patient samples from this clinical trial to run the tests needed to submit a 510(k) application for this assay. The FAST-TRAC clinical study is designed to further demonstrate the clinical utility of ultra-sensitive cTnI measurements as a diagnostic tool for use in the management of both acute and chronic cardiac disease.

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

Intellectual Property

As of December 31, 2011, our patent portfolio is comprised, on a worldwide basis, of 172 issued patents and 26 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately four additional technological claims.

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

In addition, as of December 31, 2011, we have non-exclusive licenses for at least 47 U.S. patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2012 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

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

Employees

As of December 31, 2011, we had 131 full-time employees. Of these employees, 45 were in research and development, 39 were in manufacturing (in support of both product sales and the research and development function), 30 were in sales and marketing and 17 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

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

Manufacturing

We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 12,000 square feet of the 40,945 square feet, which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes, assay reagents, test cartridges and instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practice — Quality System Regulation as required by the FDA for the manufacture of in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control.

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

We plan to continue to manufacture components that we determine are highly proprietary or difficult to produce consistently while outsourcing commodity components. As we continue to execute on our sales and market plans, we have ramped-up our manufacturing operations to meet demand. We are likely to establish additional outsourcing partnerships as we manufacture additional products. While we believe our current facilities and expansion rights are adequate to meet our manufacturing needs for at least the next three years, we may need to lease additional space. Our recently revised facilities lease includes a right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2012, we will likely require expanded facilities to meet anticipated demand beyond 2012.

Sales and Marketing

As a part of our business strategy, we have a direct sales and marketing organization to support the sales of the Verigene System and its initial menu of tests in the United States. This organization comprises geographically dispersed sales representatives and clinical support specialists as well as a centralized staff of market and product managers. We believe that the primary market for our diagnostic applications will be hospital-based laboratories and academic research institutions in the United States. A customer may purchase the Verigene System instruments, lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment.

Our sales and marketing organization provides customer service related to order fulfillment, technical service and product support, and distribution logistics.

We believe that the primary international customers for our diagnostic applications will be hospital-based laboratories and academic research institutions. We have obtained CE IVD Mark approval for sale of the Verigene System in European Union countries and will do so for each assay we plan to market in Europe. Outside the United States, we initiate sales through marketing partners and distributors. As of the end of 2011 we have entered into 11 international distribution partnerships. A distribution strategy is being developed for each relevant international market. We support our distribution partners with specialists who train our partners’ sales forces and provide technical support.

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

In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., establishment registration, medical device listing, labeling regulations, possible premarket notification and adherence to current Good Manufacturing Practice/Quality System Regulations(QSR)). However, most Class I devices are exempt from premarket notification (510(k) clearance). Class II devices are subject to general and special controls (e.g., special labeling requirements, mandatory performance standards, premarket notification (510(k) clearance) often with guidance from an FDA special control guideline, adherence to current Good Manufacturing Practice/QSR, possible post-market surveillance). Generally, Class III devices are subject to general and special controls and must receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness (e.g., new devices for which insufficient information exists to assure safety and effectiveness through general and special controls; often such devices are life-sustaining, life-supporting and implantable). Many devices that have been approved by way of premarket approval are required to perform post-market surveillance.

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

Clinical Investigations

Before we can submit a medical device for 510(k) clearance, we may have to perform a short (i.e., months) method comparison study at external clinical sites to ensure that the test performs appropriately when conducted by end users. This is a study in a clinical environment and is considered a clinical trial. However, the clinical outcome information is most often not required. Alternatively, when we submit a PMA, we generally must conduct a longer (i.e., years) clinical trial of the device which supports the clinical utility of the device, demonstrating how the device will perform when used with patients in the test’s intended use population.

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

Export of Our Products

Export of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted with FDA authorization provided certain requirements are met. Unapproved products subject to the PMA requirements must be approved by the FDA for export. To obtain FDA export approval, we must meet certain requirements, including, with some exceptions, documentation demonstrating that the product is approved for import into the country to which it is to be imported and, in some instances, safety data for the devices.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $35.4 million, $40.6 million and $33.9 million in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $315.3 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.

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

As of December 31, 2011, our patent portfolio is comprised, on a worldwide basis, of 172 issued patents and 26 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately 4 additional technological claims.

Many of our issued and pending patents were exclusively licensed from Northwestern in May 2000 and they generally cover our core technology, including nanotechnology based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. Our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.

In addition, we have non-exclusive licenses for 47 patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2012 to 2027. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2011, our patent portfolio is comprised, on a worldwide basis, of 172 issued patents and 26 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

•	limit the persons who can call special stockholder meetings;

•	provide that a majority vote of our stockholders is required to amend our amended and restated certificate of incorporation and amended and restated by-laws;

•	establish advance notice requirements to nominate persons for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings;

•	do not provide for cumulative voting in the election of directors; and

•	provide for the filling of vacancies on our board of directors by action of a majority of the directors and not by the stockholders.

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

At December 31, 2011, there were 44,070,437 outstanding shares of our common stock. In addition, there were outstanding options to purchase 4,663,760 shares of our common stock (including 963,342 shares authorized pursuant to the evergreen provision of the Plan), of which 450,000 were in-the-money based on our December 31, 2011 closing stock price. Pursuant to the evergreen provision, an additional 900,000 shares of our common stock were authorized for issuance under the 2007 Plan as of January 1, 2012. Collectively, the outstanding shares as of December 31, 2011, the in-the-money options and warrants as of December 31, 2011 and the additional shares authorized on January 1, 2012 pursuant to the evergreen provision were 45,420,437 (the “Adjusted Outstanding Shares”).

The evergreen provision expired following the final authorization increase on January 1, 2012. Since our initial public offering , this provision has eliminated the need for us to seek stockholders approval to authorize additional shares for issuance under the 2007 Plan or a new plan. Now that the evergreen provision has expired, factors such as, a material increase in the number of our award-eligible employees, or competitive conditions to attract or keep valuable employees, may affect the likelihood that we request stockholders to authorize additional shares under this plan or a new plan. The issuance, perception that issuance may occur, or exercise of these options may have a dilutive impact on other stockholders and could have a material negative effect on the market price of our common stock.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2011 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

Furthermore, as a public company, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission and the NASDAQ may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As of February 15, 2012, approximately 40% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., Anda-Proquest, L.L.C. and their respective affiliates, own 23% of our common stock, and Bain Capital Venture Fund 2005, L.P. and their respective affiliates own 4% of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive, research and development and manufacturing functions are all located at a 40,945 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2014. Our facilities lease includes the right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2012, we will likely require expanded facilities to meet anticipated demand beyond 2012.

We do not own any real property.

Item 3. Legal Proceedings.

We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations, financial condition or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

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

	September 30,	September 30,
	High	Low
Fiscal year ended December 31, 2011
First Quarter	$5.54	$2.97
Second Quarter	3.60	1.46
Third Quarter	2.41	0.91
Fourth Quarter	1.75	0.89
Fiscal year ended December 31, 2010
First Quarter	$6.80	$3.15
Second Quarter	6.46	4.20
Third Quarter	5.09	2.91
Fourth Quarter	5.95	4.16

Stockholders

The last reported sale price of common stock on February 15, 2012 as reported on the NASDAQ Global Market was $1.79. As of February 15, 2012, there were 80 holders of record of our common stock.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Investment Return Analysis	November 2007	December 2007	December 2008	December 2009	December 2010	December 2011
Nanosphere	$100.00	$99.93	$34.00	$46.00	$31.14	$10.50
NASDAQ Composite	$100.00	$93.55	$55.63	$80.04	$93.58	$91.89
NASDAQ Biotechnology	$100.00	$94.07	$82.19	$95.04	$109.30	$122.21

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of the Company’s common stock that may be issued under the 2007 Plan, which is the Company’s only existing equity compensation plan under which grants can be made. Stockholders approved the Company’s 2007 Plan on March 27, 2007.

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted Average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by stockholders	4,663,760	$5.09	1,725,806
Equity compensation plans not approved by stockholders	—	—	—
Total	4,663,760	$5.09	1,725,806

Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2012.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with, and is qualified by reference to, our financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
Statements of Operations Data:	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Total revenue	$2,533	$2,026	$2,214	$1,367	$1,167
Research and development expense	20,013	18,821	18,608	23,675	21,446
Sales, general and administrative expense	16,154	22,007	14,472	13,616	13,443
Net loss	(35,419)	(40,612)	(33,949)	(37,042)	(53,199)
Net loss attributable to common stock	(35,419)	(40,612)	(33,949)	(37,042)	(59,284)
Net loss per common share:
basic and diluted	(0.94)	(1.46)	(1.46)	(1.67)	(14.18)
Weighted average number of common shares:
basic and diluted (1)(2)(3)	37,800	27,755	23,302	22,213	4,181

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
Balance Sheet Data:	2011	2010	2009	2008	2007
	(in thousands)
Cash and cash equivalents (1)(2)(3)	$39,273	$39,628	$76,689	$75,357	$114,313
Working capital (1)(2)(3)	38,729	37,426	71,152	69,027	107,685
Total assets (1)(2)(3)	50,337	51,375	88,669	86,896	125,964
Long-term debt	—	—	—	3,352	7,462
Stockholders’ equity (1)(2)(3)	45,609	44,524	79,082	74,541	109,200

(1)	In May 2011, we completed an underwritten public offering of 15,686,000 shares of common stock at $2.20 per share. The Company received net proceeds from the Offering of approximately $32.2 million.
(2)	In October 2009, we completed an underwritten public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from the offering.
(3)	In November 2007, we completed our initial public offering of 8,050,000 shares of common stock at $14.00 per share. We received approximately $102 million of net proceeds from the offering. All shares of convertible preferred stock were converted to common stock upon the closing of the initial public offering.

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

The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. Certain assays, such as the Warfarin metabolism and hyper-coagulation tests, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and we plan to develop and seek regulatory approval of all future assays on the Processor SP.

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels
• Blood Culture — Staphylococcus (BC-S)	510(k) cleared	Part of BC-GP
• Blood Culture — Gram Positive (BC-GP)	510k) pending	CE IVD Marked
• Blood Culture — Gram Negative (BC-GN)	In development	In development
• Blood Culture — Fungal (BC-F)	In development	In development

Assay	FDA Status(1)	CE IVD Mark Status(2)

C. difficile	In development	In development

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

Plavix® Metabolism (2C19)	510(k) and PMA pending	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of this Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of this Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Currently cleared only for use with the Original Processor.

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

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and fungal pathogens and resistance markers. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we received CE IVD Mark for the BC-GP and FDA clearance of BC-S, a subset of the BC-GP panel. The full BC-GP panel is pending FDA 510(k) clearance and BC-GN and BC-F panels are in development.

Our development efforts also include a C. difficile test and an enteric bacteria test. C. difficile is a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Our enteric bacteria assay is being developed to detect and identify the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria that are treated with various antibiotics and other anti-bacterial drug therapies. These assays also will require regulatory submission to the FDA and corresponding foreign regulatory bodies. We have begun clinical trials for the C. difficile test that we believe are necessary to secure regulatory approval.

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

In the third quarter of 2010, we filed a pre-market approval application (“PMA”) with the FDA for our cytochrome P-450 2C19 assay that detects genetic mutations associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix. On June 9, 2011, we received a “not approvable” letter from the FDA with respect to our PMA submission in which the FDA stated that it will not approve the Plavix metabolism test for commercial use in the United States until the PMA is amended. The FDA cited several deficiencies in our submission that necessitate we perform additional analytical studies and address manufacturing questions. We have completed the analytical studies required by the FDA and have submitted this data in a 510(k) application. Although there can be no assurance that we will receive 510(k) clearance for this product, we expect that any 510(k) clearance will be indicated for the detection of certain 2C19 genetic variances. Our intent is to use the analytical data submitted in the 510(k) application to support a response to the pending PMA, which, if approved, would likely be indicated for the use or avoidance of Plavix. This assay was CE IVD Marked during the first quarter of 2011.

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

Intellectual Property

As of December 31, 2011, our patent portfolio is comprised, on a worldwide basis, of 172 issued patents and 26 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately four additional technological claims.

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

In addition, as of December 31, 2011, we have non-exclusive licenses for at least 47 U.S. patents that cover 12 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2012 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

Financial Operations Overview

Revenue

Product sales revenue is derived from the sale or lease of the Verigene System, including cartridges and related products sold to research laboratories and hospitals. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are primarily focused on driving product sales rather than grants and contracts. However, the Company will be opportunistic with regard to future contract and grant opportunities.

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

Research and Development Expenses

Research and development expenses primarily include all costs incurred during the development of the Verigene System instruments and disposable test cartridges, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System instruments, and additional genomic and protein tests.

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

Fiscal 2011 Compared to 2010

Revenues

Revenues were $2.5 million for fiscal 2011, as compared to $2.0 million for fiscal 2010. Product sales increased from $1.4 million for fiscal 2010 to $2.4 million for fiscal 2011, driven by an increase in consumables revenue and system sales. Contract development and grant revenue was $0.1 million for 2011 as compared to $0.6 million for 2010.

Cost of Sales

For fiscal 2011, cost of sales was $1.8 million, as compared to $2.6 million for fiscal 2010. During 2010, the Company established a valuation reserve of $0.7 million for the Original Processor inventory. This reserve was taken based on the Company’s plan to submit future assay applications to the FDA for use only on the Processor SP. In addition, license amortization expense was $0.3 million lower in 2011 than 2010 due to the expiration of a licensed patent.

Research and Development Expenses

Research and development expenses were $20.0 million for fiscal 2011 as compared to $18.8 million for fiscal 2010. The $1.2 million increase was driven almost entirely by an increase in goods and materials used for assay development and clinical trials.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased from $22.0 million for fiscal 2010 to $16.2 million for fiscal 2011, a decrease resulting from a $6.1 million reduction in litigation defense and settlement expenses related to a patent dispute settled in 2010. In addition, sales, general and administrative expenses increased by $0.8 million in 2011 due to increased regulatory and customer support headcount, which was completely offset by reduced bonus expense in 2011.

U.S. Treasury Grant

During fiscal 2010, the United States Department of the Treasury awarded the Company a grant of $1.0 million for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code.

Interest Expense

There was no interest expense for fiscal 2011, as compared to $0.3 million for fiscal 2010. The debt financing with Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. matured August 2010.

Interest Income

Interest income was less than $0.1 million for 2011 and for 2010.

Fiscal 2010 Compared to 2009

Revenues

Revenues were $2.0 million for fiscal 2010, as compared to $2.2 million for fiscal 2009. Product sales increased from $1.1 million for fiscal 2009 to $1.4 million for fiscal 2010, driven by an increase in consumables revenue and system sales. Service revenue related to an assay development contract with a major pharmaceutical company was $0.6 million for 2010 as compared to $1.1 million for 2009. This assay development contract was substantially completed in the first half of 2010.

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

Liquidity and Capital Resources

From our inception in December 1999 through December 31, 2011, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2011, we had an accumulated deficit of approximately $315.3 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

Because we recently began to expand the test menu available on the Verigene SP, we do not anticipate achieving positive operating cash flow in at least the next two years. During this period we expect to increase investment in additional manufacturing scale-up, and to add to sales, marketing and customer support personnel. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. While the Company anticipates that capital resources will be sufficient to meet estimated needs for at least twelve months, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

A customer may purchase the Verigene System instruments, lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. We may need to increase our investment in systems rented to customers to support future customer growth through reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.

As of December 31, 2011, we had $39.3 million in cash and cash equivalents, compared to $39.6 million at December 31, 2010. Cash used in operations of $31.5 million for the year ended December 31, 2011 was down slightly as compared to $31.6 million in the year ended December 31, 2010. Cash used in operations for the year ended December 31, 2010 increased to $31.6 million from $27.9 million for the year ended December 31, 2009 due primarily to a lump sum payment to settle a patent litigation dispute.

Net cash used in investing activities decreased to $1.0 million for the year ended December 31, 2011 compared to $1.6 million for the year ended December 31, 2010. This $0.6 million decrease was predominantly driven by the reduction in capitalized license fees paid. Net cash used in investing activities was relatively consistent at $1.6 million for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009.

Net cash provided by financing activities increased to $32.1 million for the year ended December 31, 2011 compared to $3.9 million in cash used for financing activities for the year ended December 31, 2010. This increase in cash flow was driven by the May 2011 underwritten public offering of 15,686,000 shares at $2.20 per share that provided approximately $32.2 million in net proceeds. Net cash used in financing activities was $3.9 million for the year ended December 31, 2010, compared to cash provided by financing activities of $31.1 million for the year ended December 31, 2009. In October 2009, we completed our public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from this offering.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of $219 million. The Company also has federal research and development tax credit carryforwards of $10 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Commitments

As of December 31, 2011, the annual amounts of future minimum payments under certain of our contractual obligations were (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$1,080	$439	$641	$—	$—
Obligations under license agreements	2,754	781	1,158	335	480

Total	$3,834	$1,220	$1,799	$335	$480

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (the Agreement”) to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the Agreement, the Company will pay a license and technology transfer fee of $1,865,000, payable in four installments. The first installment of $165,000 was due upon the execution of the Agreement, the second installment of $350,000 was paid on July 9, 2011, and the remaining installments of $600,000 and $750,000 are payable on July 9, 2012 and 2013, respectively. These fees represent full payment for use of the licensed patents during the term of the Agreement, which ends on the expiration date of the last patent issued and licensed under the Agreement.

License Agreements

We have entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $3.2 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.

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

Stock-Based Compensation Expense

We have granted share-based compensation consisting of restricted stock and common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted prior to November 2007 have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors prior to our initial public offering in November 2007, who used their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. For option grants after our initial public offering, we use the fair value of our common stock as determined by the closing price of our common stock on NASDAQ on the date of grant. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Due to the Company’s limited period of trading activity as a public company from 2007 through the third quarter of 2009, the expected volatility of option grants prior to the fourth quarter of 2009 was based on historical data from various peer public companies with similar product portfolios. The expected volatility for option awards granted in the fourth quarter of 2009 and in subsequent periods was based on the Company’s actual historical volatility. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option following the guidance in SEC Staff Accounting Bulletins No. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance was effective for us beginning on January 1, 2011 and was required to be applied prospectively to new or significantly modified revenue arrangements. This guidance did not have a material impact on our financial statements in 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2011 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced our interest income to $0 for the twelve month period ended December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.

Northbrook, Illinois

We have audited the accompanying balance sheets of Nanosphere, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.

Northbrook, Illinois

We have audited the internal control over financial reporting of Nanosphere, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 15, 2012

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

	September 30,	September 30,
	As of December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$39,273	$39,628
Accounts receivable	861	198
Inventories	2,325	2,428
Other current assets	248	673

Total current assets	42,707	42,927

PROPERTY AND EQUIPMENT — Net	4,522	5,142
INTANGIBLE ASSETS — Net of accumulated amortization	3,033	3,231
OTHER ASSETS	75	75

TOTAL	$50,337	$51,375

CURRENT LIABILITIES:
Accounts payable	$1,794	$3,352
Accrued compensation	342	794
Other current liabilities	1,842	1,355

Total current liabilities	3,978	5,501
LONG-TERM LIABILITIES:
Other noncurrent liabilities	750	1,350

Total liabilities	4,728	6,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,070,437 shares and 28,408,506 shares issued and outstanding as of December 31, 2011 and 2010, respectively	441	284
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	359,493	318,714
Warrants to acquire common stock	992	5,424
Accumulated deficit	(315,317)	(279,898)

Total stockholders’ equity	45,609	44,524

TOTAL	$50,337	$51,375

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

REVENUE:

Product sales	$2,433	$1,416	$1,124
Grant and contract revenue	100	610	1,090

Total revenue	2,533	2,026	2,214
COSTS AND EXPENSES:
Cost of sales	1,820	2,597	2,175
Research and development	20,013	18,821	18,608
Sales, general, and administrative	16,154	22,007	14,472

Total costs and expenses	37,987	43,425	35,255

Loss from operations	(35,454)	(41,399)	(33,041)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(13)	4	(4)
U.S. Treasury grant	—	978	—
Interest expense	—	(274)	(1,258)
Interest income	48	79	354

Total other income (expense)	35	787	(908)

NET LOSS	$(35,419)	$(40,612)	$(33,949)

Net loss per common share — basic and diluted	$(.94)	$(1.46)	$(1.46)
Weighted average number of common shares outstanding — basic and diluted	37,800	27,755	23,302

See notes to financial statements.

Nanosphere, Inc.

Statements of Stockholders’ Equity (Deficit)

(dollars and shares in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Warrants
			Additional	To Acquire
	Common Stock		Paid-In	Common	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total

BALANCE — January 1, 2009	22,229	$222	$274,232	$5,424	$(205,337)	$74,541

Share-based compensation	672	7	2,528	—	—	2,535
Exercise of stock options on common stock	116	1	521	—	—	522
Issuance of common stock from public offering, net of offering expenses	5,405	54	35,379	—	—	35,433
Net loss					(33,949)	(33,949)

BALANCE — December 31, 2009	28,422	284	312,660	5,424	(239,286)	79,082

Share-based compensation	—	—	6,019	—	—	6,019
Exercise of stock options on common stock	9	—	35	—	—	35
Forfeiture of restricted stock	(22)	—	—	—	—	—
Net loss					(40,612)	(40,612)

BALANCE — December 31, 2010	28,409	284	318,714	5,424	(279,898)	44,524

Share-based compensation	29	—	4,411	—	—	4,411
Issuance of common stock from public offering, net of offering expenses	15,686	157	32,021	—	—	32,178
Forfeiture of restricted stock	(54)	—	(85)	—	—	(85)
Expiration of warrants to acquire common stock	—	—	4,432	(4,432)		—
Net loss					(35,419)	(35,419)

BALANCE — December 31, 2011	44,070	$441	$359,493	$992	$(315,317)	$45,609

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,419)	$(40,612)	$(33,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,667	3,343	3,067
Amortization of financing costs and accretion of debt discount	—	119	499
Loss from write-off of intangible assets	—	292	—
Loss from disposal of fixed assets	28	21	3
Share-based compensation	4,411	6,019	2,534
Changes in operating assets and liabilities:
Accounts receivable	(663)	537	(349)
Inventories	(1,163)	(865)	(1,335)
Other current assets	425	(318)	205
Accounts payable	(1,547)	1,036	519
Accrued and other current liabilities	(215)	(1,199)	856

Net cash used in operating activities	(31,476)	(31,627)	(27,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(622)	(710)	(1,327)
Investments in intangible assets	(350)	(865)	(507)
Other	—	23	—

Net cash used in investing activities	(972)	(1,552)	(1,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(3,917)	(4,818)
Payments on capital lease obligation	—	—	(21)
Proceeds from the issuance of common stock, net of offering expenses	32,178	—	35,433
Payments for restricted stock net settled upon vesting	(85)	—	—
Proceeds from stock option exercises	—	35	522

Net cash (used in) provided by financing activities	32,093	(3,882)	31,116

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(355)	(37,061)	1,332
CASH AND CASH EQUIVALENTS — Beginning of year	39,628	76,689	75,357

CASH AND CASH EQUIVALENTS — End of year	$39,273	$39,628	$76,689

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures included in accounts payable	$—	$—	$206
License costs capitalized and included in other current liabilities	—	350	278
License costs capitalized and included in other noncurrent liabilities	—	1,350	—
Reclassification of inventory to property and equipment	1,266	1,378	252

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of December 31, 2011 and 2010, and

For the years ended December 31, 2011, 2010 and 2009

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

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $315.3 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. While the Company anticipates that capital resources will be sufficient to meet estimated needs for at least twelve months, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

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

September 30,
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

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of upfront license fees begins upon the initial use of the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from less than one year to 15.25 years. Such amortization of upfront license fees is classified in Cost of sales on the statement of operations. Purchased intellectual property also includes purchased patents and patent rights. These patents and patent rights are amortized using a straight-line method over the remaining 8.5 years of the patent, and the amortization expense is classified in research and development expense on the statement of operations.

Deferred Financing Costs — Deferred financing costs of $0.1 million incurred in connection with the Company’s issuance of debt was amortized over the life of the debt using the effective interest rate method with amortization of such costs being charged to interest expense.

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

Revenue Recognition — The Company recognizes revenue from product sales and contract arrangements. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Verigene System instrument units are sold outright to customers or leased to customers pursuant to operating leases. The Company recognizes revenue from sales of the Verigene System, including cartridges and related products, when the risks and rewards of ownership are transferred to the customer. The Company evaluates the financial position and payment history for each international distribution partner and recognizes revenue from these distributors only when timely collectability can be reasonably assured. Revenue for Verigene System instrument units sold under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet in Property and equipment and depreciated over its estimated useful life to Cost of sales.

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

U.S. Treasury Grant — During 2010, the United States Department of the Treasury awarded the Company a grant of approximately $1.0 million for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Other income (expense)—U.S. Treasury Grant” on the statement of operations.

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

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

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

New Accounting Standards — In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance was effective for the Company beginning on January 1, 2011 and was required to be applied prospectively to new or significantly modified revenue arrangements. This guidance did not have a material impact on the Company’s financial statements in 2011.

Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the years ended December 31, 2011, 2010 and 2009. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the years ended December 31, 2011 and 2010 excluded 354,000 and 650,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet at December 31, 2011 and 2010, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the years ended December 31, 2011, 2010 and 2009 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Restricted stock	354,000	650,000	672,500
Stock options	4,663,760	4,208,830	4,338,695

Common stock warrants	164,925	1,300,119	1,300,119

	5,182,685	6,158,949	6,311,314

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of December 31, 2011 and 2010 comprise the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property — licenses	$4,036	$(1,392)	$2,644	$4,036	$(1,241)	$2,795
Patents	455	(66)	389	455	(19)	436

	$4,491	$(1,458)	$3,033	$4,491	$(1,260)	$3,231

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (“the License Agreement”) for a fee of $1,850,000 to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the License Agreement, the Company will pay a license and technology transfer fee, payable in four installments. The license fee is reflected in “Intangible Assets — Net of accumulated amortization” in the balance sheet and amounts as of December 31, 2011 and 2010 were $1,813,000 and $1,850,000, respectively. The first installment of $165,000, including a $15,000 of technology transfer fee, was paid upon the execution of the License Agreement. The second installment of $350,000 was paid on July 9, 2011. The next installment of $600,000 is payable on July 9, 2012 and is reflected in “Current Liabilities – Other Current Liabilities” on the balance sheet as of December 31, 2011. The final installment of $750,000 is payable July 9, 2013, and is reflected in “Long-Term Liabilities—Other Noncurrent Liabilities” on the balance sheet as of December 31, 2011. These fees represent full payment for use of the licensed patents during the term of the License Agreement, which ends on the expiration date of the last patent issued and licensed under the License Agreement.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

The Company acquired patents and patent rights from Eppendorf AG on August 18, 2010. See Note 10.

Amortization expense for intangible assets was $0.2 million, $0.5 million and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Estimated future amortization expense is as follows (in thousands):

September 30,
Years Ending December 31
2012	$325
2013	325
2014	325
2015	320
2016	307
Thereafter	$1,431

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of December 31, 2011. The amortization period related to $1.8 million of licenses began in the fourth quarter 2011 when the Company began using the licensed technology. During the year ended December 31, 2010, the Company wrote off capitalized license fees of $0.3 million associated with licenses which the Company did not plan to utilize in the Verigene System. There were no license costs written off in the years ended December 31, 2011 and 2009.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of $0.1 million for these services in each of the years ended December 31, 2011, 2010 and 2009.

Alpha-Tech, LLC, a 5% stockholder of the Company, and Anda-Proquest, LLC, an affiliate of Alpha-Tech, LLC, purchased 1,350,000 shares each of the Company’s common stock at $2.20 per share in the Company’s May 2011 underwritten public offering on the same terms and conditions as all non-affiliate investors in the offering. Mark Slezak, a director of the Company, is the managing member of Alpha-Tech, LLC and Anda-Proquest, LLC.

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

In March 2007, the Company’s board of directors adopted and its shareholders approved the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the grant of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. The total awards originally authorized under the 2007 Plan was 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under the 2000 Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares pursuant to the evergreen provision equal to the least of: 900,000 shares of common stock; 4.0% of the Company’s outstanding shares of common stock as of fiscal year end; and an amount determined by the board of directors. Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2010, 2011 and 2012.

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

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

Approximately 39% of the options granted and outstanding contain “accelerated vesting” provisions. The service period over which compensation expense is recognized for options which include the accelerated vesting provision is the shorter of the seven year cliff term or the projected timeframe for achieving the company-wide performance goals.

The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	90%	100%	97%
Risk free interest rate	1.32%	2.46%	2.42%
Weighted-average expected option life	5.3 years	6.1 years	6.1 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.28	$3.99	$4.59
Estimated forfeiture rate for unvested options	0.4%	11.9%	4.4%

Due to the Company’s limited period of trading activity as a public company from 2007 through the third quarter of 2009, the expected volatility was based on historical data from various peer public companies with similar product portfolios. The expected volatility for option awards granted in the fourth quarter of 2009 and during 2010 and 2011 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost associated with the option awards was $3.0 million, $4.5 million and $2.4 million in 2011, 2010 and 2009, respectively.

As of December 31, 2011, the total compensation cost not yet recognized related to the nonvested awards is approximately $3.8 million, which amount is expected to be recognized over the next two years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the Plan as of December 31, 2011, and for the year then ended is presented below:

	September 30,	September 30,	September 30,	September 30,
Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2011	4,208,830	$5.60
Granted	683,240	$2.45
Exercised	—	$—
Expired	(99,135)	$8.13
Forfeited	(129,175)	$5.30

Outstanding — December 31, 2011	4,663,760	$5.09	6.55	$40,500

Exercisable — December 31, 2011	2,830,801	$4.88	6.30	$40,500

Vested and Expected to Vest — December 31, 2011	4,579,444	$5.09	6.54	$40,500

The intrinsic value of options exercised in 2010 was less than $0.1 million and the intrinsic value of options exercised in 2009 was $0.2 million.

Included in the number of options outstanding at December 31, 2011, are 1,829,636 options with a weighted average exercise price of $5.28 per share and accelerated vesting provisions based on the criteria mentioned above. During 2009, two of the five milestones as defined in the 2000 Plan were achieved and one of the four milestones as defined in option grants prior to November 25, 2009 under the 2007 Plan was achieved. During 2011, one of the five milestones as defined in the option grants on or after November 25, 2009 under the 2007 Plan was achieved. As of December 31, 2011, 40% of the outstanding options under the 2000 Plan with accelerated vesting provisions were vested, 25% of the outstanding options issued under the 2007 Plan prior to November 25, 2009 with accelerated vesting provisions were vested and 20% of the outstanding options issued under the 2007 Plan on or after November 25, 2009 with accelerated vesting provisions were vested. The total fair value of option shares vested during 2011, 2010 and 2009 was $2.9 million, $2.0 million and $3.1 million, respectively.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

In November 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. The weighted average grant-date fair value was $6.06 per share. During fiscal 2011, the Company granted 29,000 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. The weighted average grant-date fair value was $4.02 per share. 325,000 shares of restricted stock vested during fiscal 2011 and 53,069 shares of restricted stock were forfeited during fiscal 2011. The total fair value of restricted stock shares that vested during 2011 was $2.0 million. There were no shares of restricted stock that vested in 2010 and 2009. The Company recognized $1.4 million, $1.5 million and $0.1 million in compensation expense associated with the restricted stock during 2011, 2010 and 2009, respectively. As of December 31, 2011, the total compensation cost not yet recognized related to the nonvested restricted stock awards is approximately $1.0 million, which amount is expected to be recognized over a weighted average term of 1.9 years.

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

NOL carryforwards of approximately $219 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2031. The Company also has federal research and development tax credit carryforwards of $10 million which will expire from 2020 through 2031. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Net operating losses	$88,229	$74,125
Research and development credits	10,276	9,100
Share-based compensation	2,294	1,549
Amortization of intangible assets	1,179	1,169
Other	262	542

	102,240	86,485
Valuation allowance	(101,995)	(86,137)

Net deferred tax assets after valuation allowance	245	348
Deferred tax liabilities:
Depreciation on property and equipment	(245)	(348)

Deferred tax assets — net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	6.3%	4.8%	4.8%
Other	(8.1)%	(6.7)%	(5.5)%
Valuation allowance	(32.2)%	(32.1)%	(33.3)%

	0.0%	0.0%	0.0%

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

As of December 31, 2011 and 2010, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2011, 2010 and 2009 or accrued on the balance sheets as of December 31, 2011 and 2010.

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

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2011, the Company has paid aggregate initial license fees of $3.2 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Royalties on net sales are classified in Cost of sales. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.

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

The Company completed an underwritten public offering of 15,686,000 shares of common stock on May 13, 2011 at a public offering price of $2.20 per share, less underwriting discounts and commissions. Net proceeds from the public offering were approximately $32.2 million.

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

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

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

Warrants

Prior to the completion of the Company’s initial public offering, the Company issued warrants to purchase shares of convertible preferred stock in connection with certain of the convertible preferred stock financings. Certain of these warrants were converted to common stock warrants upon the closing of the initial public offering. As of December 31, 2010 there were outstanding warrants to acquire shares of common stock of 1,300,119. In April 2011 1,135,194 warrants expired. As of December 31, 2011 there were outstanding warrants to acquire shares of common stock of 164,925. The exercise price and expiration date of the warrants outstanding at December 31, 2011 are as follows:

	September 30,	September 30,
Series of Stock to which the Warrant is Exercisable	Number of Warrants	Expiration Date
Common — exercise price of $8.75 per share	164,925	April 2013

10. Commitments and Contingencies

In August 2009, the Company executed a lease renewal which commenced in June 2010 and ends in May 2014. Under the terms of the lease renewal, the Company has two successive three year options to renew the lease, and the Company has the right of first refusal to lease additional space within the facility.

Rent and operating expenses associated with the office and laboratory space were $0.7 million, $0.6 million and $0.5 million in 2011, 2010 and 2009, respectively.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

Annual future minimum obligations for the operating lease as of December 31, 2011 are as follows (in thousands):

September 30,
Years Ending December 31	Operating Lease
2012	$439
2013	451
2014	190
2015	—

Total minimum lease payments	$1,080

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

The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million resulted in an effective interest rate on the debt of 21% and the discount was amortized as interest expense over the term of the debt following the interest method. Interest expense on this debt for the years ended December 31, 2010 and 2009 was $0.3 million and $1.2 million, respectively, which included $0.1 million and $0.5 million of discount amortization, respectively. Cash interest paid on this debt was $0.2 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

12. Supplemental Financial Information

	September 30,	September 30,
Inventories:	2011	2010
	(in thousands)
Raw materials	$1,021	$760
Work-in-process	64	69
Finished goods	1,240	1,599

Total	$2,325	$2,428

During 2010, the Company established a valuation reserve of $0.7 million for most of the original Verigene System processor inventory. The valuation reserve remained at $0.7 million as of December 31, 2011.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

	September 30,	September 30,
Property and Equipment — Net:	2011	2010
	(in thousands)
Equipment with customers	$2,467	$2,164
Computer equipment and software	935	935
Laboratory equipment	6,866	5,725
Furniture and fixtures	269	269
Leasehold improvements	2,878	2,878
Manufacturing equipment	4,561	4,298
Office equipment	67	67
Tooling	1,461	1,423

Total property and equipment — at cost	19,504	17,759
Less accumulated depreciation	(14,982)	(12,617)

Property and Equipment — Net	$4,522	$5,142

	September 30,	September 30,
Other Current Liabilities:	2011	2010
	(in thousands)
Accrued clinical trial expenses	$292	$603
Accrued license fees	632	377
All other	918	375

Total	$1,842	$1,355

13. Selected Quarterly Financial Data (Unaudited)

	September 30,	September 30,	September 30,	September 30,
	2011 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$640	$509	$556	$828
Loss from operations	$(8,896)	$(8,439)	$(9,481)	$(8,638)
Net loss	$(8,889)	$(8,435)	$(9,473)	$(8,622)
Per share data:
Net loss per common share — basic and diluted	$(0.32)	$(0.23)	$(0.22)	$(0.17)

	2010 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$826	$517	$373	$310
Loss from operations	$(8,416)	$(13,689)	$(10,920)	$(8,374)
Net loss	$(8,551)	$(13,759)	$(10,919)	$(7,383)
Per share data:
Net loss per common share — basic and diluted	$(0.31)	$(0.50)	$(0.39)	$(0.27)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2011. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. Their report is included in this Form 10-K.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 30, 2012, and is incorporated herein by reference.

Item  11. Executive Compensation.

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 30, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 30, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 30, 2012, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 30, 2012, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Financial Statements

(a)(2)	Financial Statement Schedules

None

(a)(3)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)
3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)
4.1	Specimen of common stock certificate (4) (Exhibit 4.3)
10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)
10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)
10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)
10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)
10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)
10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)
10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)
10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)
10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)
10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)
10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)
10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)
10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)
10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)
10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)

Exhibit Number	Exhibit Description
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)
10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)
10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)
10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)
10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)
10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)
10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)
10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)
10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)
10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)
10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)
10.27	Amended and Restated Employment Agreement dated as of January 1, 2009, between Nanosphere, Inc. and Mr. William P. Moffitt (5) (Exhibit 10.31)
10.28	Second Amended and Restated Registration Rights Agreement, dated August 19, 2009 (6) (Exhibit 10.1)
10.29	Lease Agreement, dated August 28, 2009, between Nanosphere, Inc. and Northbrook Commercial Properties, LLC (7) (Exhibit 10.1)
10.30	License Agreement, dated July 9, 2010, between Nanosphere, Inc. and Accelr8 Technology Corporation (8) (Exhibit 10.1)
10.31	Settlement Agreement and Intellectual Property Purchase Agreement, dated August 18, 2010, between Nanosphere, Inc. and Eppendorf AG (9) (Exhibit 10.1)
10.33	Second Amended and Restated Employment Agreement, dated as of December 28, 2011, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (10) (Exhibit 10.1)
10.34	Stock Option Award Agreement dated, as of December 28, 2011, by and between Nanosphere, Inc. and William P. Moffitt III *
23.1	Consent of Deloitte & Touche LLP *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.1	The following financial statements from Nanosphere, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes of Consolidated Financial Statements, tagged as blocks of text*

*	Filed herewith
#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.
(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.
(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 30, 2011. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer

Date: February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ William P. Moffitt	President, Chief Executive Officer,	February 16, 2012
William P. Moffitt	Director (principal executive officer)

/s/ Roger Moody	Chief Financial Officer, Treasurer	February 16, 2012
Roger Moody	(principal financial officer and principal accounting officer)

/s/ Mark Slezak	Chairman of the board of directors	February 16, 2012
Mark Slezak

/s/ Jeffrey R. Crisan	Director	February 16, 2012
Jeffrey R. Crisan

/s/ André de Bruin	Director	February 16, 2012
André de Bruin

/s/ Chad A. Mirkin	Director	February 16, 2012
Chad A. Mirkin

/s/ Sheli Z. Rosenberg	Director	February 16, 2012
Sheli Z. Rosenberg

/s/ Lorin J. Randall	Director	February 16, 2012
Lorin J. Randall