Form 10-Q
period 2012-03-31
NANOSPHERE INC
filed 2012-05-01
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 30, 2012 was 44,040,437.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$31,763	$39,273
Accounts receivable	875	861
Inventories	3,505	2,325
Other current assets	664	248

Total current assets	36,807	42,707
PROPERTY AND EQUIPMENT— Net	3,753	4,522
INTANGIBLE ASSETS — Net of accumulated amortization	2,977	3,033
OTHER ASSETS	75	75

TOTAL	$43,612	$50,337

CURRENT LIABILITIES:
Accounts payable	$2,363	$1,794
Accrued compensation	700	342
Other current liabilities	1,623	1,842

Total current liabilities	4,686	3,978
LONG-TERM LIABILITIES:
Other noncurrent liabilities	750	750

Total liabilities	5,436	4,728
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,040,437 and 44,070,437 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	440	441
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	360,122	359,493
Warrants to acquire common stock	992	992
Accumulated deficit	(323,378)	(315,317)

Total stockholders’ equity	38,176	45,609

TOTAL	$43,612	$50,337

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended March 31,
	2012	2011
REVENUE:
Grant and contract revenue	$13	$54
Product sales	1,286	586

Total revenue	1,299	640
COSTS AND EXPENSES:
Cost of sales	913	491
Research and development	4,435	4,695
Sales, general, and administrative	4,025	4,350

Total costs and expenses	9,373	9,536

Loss from operations	(8,074)	(8,896)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(1)	(4)
Interest expense	—	—
Interest income	14	11

Total other income (expense)	13	7

NET LOSS	$(8,061)	$(8,889)

Net loss per common share — basic and diluted	$(0.18)	$(0.32)
Weighted average number of common shares outstanding — basic and diluted	43,716	27,759

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,061)	$(8,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	653
Share-based compensation	628	1,120
Changes in operating assets and liabilities:
Accounts receivable	(14)	(124)
Inventories	(1,046)	(380)
Other current assets	(416)	(220)
Accounts payable	569	(1,554)
Accrued and other current liabilities	139	(128)

Net cash used in operating activities	(7,485)	(9,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(105)
Investments in intangible assets	(25)	—

Net cash used in investing activities	(25)	(105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,510)	(9,627)
CASH AND CASH EQUIVALENTS — Beginning of period	39,273	39,628

CASH AND CASH EQUIVALENTS — End of period	$31,763	$30,001

NONCASH INVESTING AND FINANCING ACTIVITIES:
License costs capitalized and included in other current liabilities	$—	$350
License costs capitalized and included in other noncurrent liabilities	—	1,350
Reclassification of inventory to (from) property and equipment	(134)	238

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of March 31, 2012 and

For the Three Month Periods Ended March 31, 2012 and 2011

(Unaudited)

1. Description of Business

Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.

Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

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

2. Liquidity and Capital Resources

As of March 31, 2012, the Company has incurred net losses attributable to common stock of $323.4 million since inception, and has funded those losses primarily through the sale and issuance of equity securities. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable. While the Company anticipates that capital resources will be sufficient to meet estimated needs for at least twelve months, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

3. Net Loss Per Common Share

Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three month periods ended March 31, 2012 and 2011. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three month periods ended March 31, 2012 and 2011 excluded 324,000 and 679,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

The computations of diluted net loss per common share for the three month periods ended March 31, 2012 and 2011 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three Month Periods Ended March 31,
	2012	2011
Restricted stock	324,000	679,000
Stock options	6,084,935	4,187,355
Common stock warrants	164,925	1,300,119

	6,573,860	6,166,474

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of March 31, 2012 and December 31, 2011 comprise the following (in thousands):

	March 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$4,061	$(1,462)	$2,599	$4,036	$(1,392)	$2,644
Patents	455	(77)	$378	455	(66)	$389

	$4,516	$(1,539)	$2,977	$4,491	$(1,458)	$3,033

Amortization expense for intangible assets was less than $0.1 million in each of the three month periods ended March 31, 2012 and 2011. Estimated future amortization expense is as follows:

Years Ending December 31
2012 (Period from April 1 to December 31)	$243
2013	325
2014	325
2015	320
2016	307
Thereafter	1,457

Licenses are amortized from the date of the U.S. Food and Drug Administration (the “FDA”) clearance of products associated with the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses related to products cleared by the FDA as of March 31, 2012. The amortization period related to $1.8 million of licenses began in the fourth quarter of 2011 when the Company began using the licensed technology.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development consulting services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services in each of the three month periods ended March 31, 2012 and 2011.

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

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 28% of the options granted and outstanding contain “accelerated vesting” provisions.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

The fair values of the Company’s option awards granted during the three month period ended March 31, 2012 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	93%
Risk free interest rate	1.08%
Weighted-average expected option life	6.25 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.36
Estimated forfeiture rate for unvested options	8.2%

The expected volatility for option awards granted in 2012 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option.

Total compensation cost recognized for all stock option awards was $0.5 million and $0.7 million in the three month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $4.1 million, which amount is expected to be recognized over the next three years, with a weighted average term of 1.7 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the plans as of March 31, 2012, and for three month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2012	4,663,760	$5.09
Granted	1,550,000	$1.78
Expired	(10,300)	$36.75
Forfeited	(118,525)	$5.90

Outstanding — March 31, 2012	6,084,935	$4.18	7.21	$560

Exercisable — March 31, 2012	2,926,769	$4.86	6.11	$266

Vested and Expected to Vest—March 31, 2012	5,939,659	$4.20	7.18	$546

There were no options exercised in the three month periods ended March 31, 2012 or March 31, 2011.

Included in the number of options outstanding at March 31, 2012 are 1,724,361 options with a weighted average exercise price of $5.24 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three month periods ended March 31, 2012 and 2011 was $0.7 million and $1.4 million, respectively. During the three month period ended March 31, 2011, the Company achieved an accelerated vesting milestone for the FDA 510(k) clearance of the Verigene Respiratory Virus Plus Nucleic Acid Test (RV+) on the Processor SP.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

As of January 1, 2012, there were 354,000 shares of restricted stock outstanding under the 2007 Plan and during the three month period ended March 31, 2012, 30,000 shares were forfeited and no additional shares of restricted stock were granted. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were vested during the three month period ended March 31, 2012. The Company recognized $0.1 million and $0.4 million in restricted stock compensation expense during the three month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $0.8 million, which amount is expected to be recognized over the next two years, which is the weighted average term.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2012, the Company has paid aggregate initial license fees of $3.2 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.

8. Stockholders’ Equity

As of both March 31, 2012 and December 31, 2011, there were outstanding warrants to acquire 164,925 shares of common stock. The expiration dates of the warrants outstanding at March 31, 2012 are as follows:

Class of Stock for which the Warrant is Exercisable	Number of Warrants	Expiration Date
Common—exercise price of $8.75 per share	164,925	April 2013

Warrants for 1,135,194 shares of common stock with an exercise price of $17.50 expired unexercised on April 12, 2011.

9. Commitments and Contingencies

Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.3 million for the three month periods ended March 31, 2012 and 2011, respectively.

Annual future minimum obligations for the operating leases as of March 31, 2012, are as follows (in thousands):

Years Ending December 31	Operating Lease
2012 (Period from April 1 to December 31)	$331
2013	451
2014	190

Total minimum lease payments	$972

.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

11. Supplemental Financial Information

	March 31, 2012	December 31, 2011
	(in thousands)
Inventories:
Raw materials	$2,222	$1,021
Work-in-process	—	64
Finished goods	1,283	1,240

Total	$3,505	$2,325

	March 31, 2012	December 31, 2011
	(in thousands)
Property and Equipment – Net:
Total property and equipment — at cost	$19,277	$19,504
Less accumulated depreciation	(15,524)	(14,982)

Property and equipment—net	$3,753	$4,522

	March 31, 2012	December 31, 2011
	(in thousands)
Other Current Liabilities:
Accrued clinical trial expenses	$282	$292
Accrued license fees	728	632
All other	613	918

Total	$1,623	$1,842

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after any statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this Quarterly Report on Form 10-Q.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels
• Blood Culture – Staphylococcus (BC-S)	510(k) cleared	Part of BC-GP
• Blood Culture – Gram Positive (BC-GP)	510(k) pending	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	In development	In development
• Blood Culture – Fungal (BC-F)	In development	In development

C. difficile	In development	In development

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

Plavix® Metabolism (2C19)	510(k) and PMA pending	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Currently cleared only for use with the Original Processor.

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

We also have received 510(k) clearance from the FDA for a hyper-coagulation assay on the Original Processor that determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis. This assay has been CE IVD Marked during the fourth quarter of 2011, and we plan to submit an FDA application for this assay to allow its use on the Processor SP.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.1 million for the three month period ended March 31, 2012 and $8.9 million for the three month period ended March 31, 2011. As of March 31, 2012, we had an accumulated deficit of approximately $323.4 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock, and prior thereto in private placements of our convertible preferred stock, which was converted to common stock in 2007.

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

Cost of Sales

Cost of sales represents the cost of materials, direct labor and other manufacturing overhead costs incurred to produce Verigene cartridges and instruments, as well as royalties on product sales, amortization of purchased intellectual property relevant to products available for sale and depreciation of instrument leased and rented to customers. Labor, validation and testing costs associated with our custom assay development contracts are also included in cost of sales.

Research and Development Expenses

Research and development expenses primarily include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System and expand the genomic and protein tests.

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

Three month Period Ended March 31, 2012 Compared to the Three month Period Ended March 31, 2011

Revenues

Revenues were $1.3 million for the three month period ended March 31, 2012, as compared to $0.6 million for the three month period ended March 31, 2011. The increase in revenue was entirely attributed to product sales driven by cartridge and instrument sales to new customers. The increased cartridge utilization was primarily a result of increased respiratory virus cartridge shipments, despite the very moderate flu season.

Cost of Sales

Cost of sales increased to $0.9 million for the three month period ended March 31, 2012 from $0.5 million for the three month period ended March 31, 2011. The increase in cost was due to higher volume of both cartridge and system sales during the first quarter of 2012.

Research and Development Expenses

Research and development expenses decreased slightly to $4.4 million for the three month period ended March 31, 2012 from $4.7 million for the three month period ended March 31, 2011 due to a shift in resources from development roles into manufacturing roles with the labor cost being captured as inventory valuation and cost of goods sold.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were down slightly in the first quarter of 2012 at $4.0 million compared to $4.4 million for the first quarter of 2011. The largest driver of the decrease was non-cash equity compensation expense that was reduced by $0.4 million, followed by $0.3 million in reduced legal, facilities and other administrative fees. These spending reductions were partially offset by a $0.3 million increase in sales and customer support personnel.

Liquidity and Capital Resources

From our inception in December 1999 through March 31, 2012, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering of common stock, $35.4 million from our October 2009 underwritten public offering of common stock, $32.2 million from our May 2011 underwritten public offering of common stock, and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2012, we had an accumulated deficit of approximately $323.4 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

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

A customer may purchase the Verigene System instruments, lease them from a third party or enter into a reagent rental agreement with the Company. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the selling price for each cartridge is a rental fee for use of the equipment. To date, our aggregate investment in systems rented to customers has not been material. However, we may need to increase our investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.

As of March 31, 2012, we had $31.8 million in cash and cash equivalents as compared to $39.3 million at December 31, 2011. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities.

Net cash used in operating activities of decreased from $9.5 million for the three months ended March 31, 2011 to $7.5 million for the three months ended March 31, 2012. Cash flow for the three months ended March 31, 2011 included approximately $2.0 million of legal fees related to a patent dispute that was settled in 2010. Excluding these fees, operating cash flow was approximately the same for the three month periods ended March 31, 2012 and 2011.

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2012, a slight decrease from the $0.1 million for the three months ended March 31, 2011.

There was no net cash provided by financing activities for each three month period ended March 31, 2012 and 2011.

We may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost saving techniques. The amount and the timing of the additional capital we will need to raise depends on many factors, including:

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

We cannot be certain that additional capital will be available when and as needed or that our actual cash requirements will not be greater than anticipated. If we require additional capital at a time when investment in diagnostics companies or in the marketplace in general is limited due to the then prevailing market or other conditions, we may not be able to raise such funds at the time that we desire or any time thereafter or on terms that are acceptable to us. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 16, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special-purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2012 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended March 31, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

During the three month period ended March 31, 2012, there were no sales of unregistered securities.

Item 5.	Other Information

(a) On April 25, 2012, directors Jeffrey R. Crisan and Sheli Z. Rosenberg advised us that they declined to stand for re-election to our Board of Directors and that they would retire and resign from the Board of Directors at the conclusion of their current terms at our annual meeting of stockholders expected to be held on May 30, 2012 (the “Annual Meeting”). Concurrent with these notices, on April 25, 2012 our Board of Directors acted to reduce the size of the Board of Directors from seven to six members effective upon the retirements of Mr. Crisan and Ms. Rosenberg and to nominate a slate of six director nominees for election to the Board of Directors at the Annual Meeting. This information is being disclosed under this Part II, Item 5 of this Form 10-Q in lieu of disclosure under Item 5.02(b) of Form 8-K.

Dr. Chad Mirkin, one of our directors, currently performs consulting and advisory services for us pursuant to a Consulting and Non-Competition Agreement with Dr. Mirkin dated as of October 31, 2002, as amended as of February 23, 2004 (the “Consulting Agreement”). The Consulting Agreement provides for Dr. Mirkin to receive $100,000 per annum as compensation for his services, however pursuant to our prior mutual agreement $40,000 per annum has been deemed to be his cash fee for service on the board as a non-employee director. The initial term of the Consulting Agreement extends through October 31, 2012 and is automatically renewed for successive one year periods unless either party gives the other party 60 days’ prior written notice of non-renewal. On April [26], 2012, we and Dr. Mirkin entered into an amendment to the Consulting Agreement (the “Consulting Agreement Amendment”) to provide that the initial term of the Consulting Agreement shall expire, and the first one-year renewal period shall commence, on June 1, 2012. In addition, the Consulting Agreement Amendment reflects his compensation for services under the Consulting Agreement at $60,000 per annum. Dr. Mirkin will continue to receive the annual cash retainer of $40,000 for service on the board as a non-employee director.

Concurrent with the entry into the Consulting Agreement Amendment, we and Dr. Mirkin also entered into an amendment to certain outstanding options held by Dr. Mirkin (the “Option Amendment”). The Option Amendment provides that Dr. Mirkin’s options, all of which are fully vested, shall remain exercisable for the duration of the term of such options without regard to his continuous service as a director or consultant to us. Copies of the Consulting Agreement Amendment and the Option Amendment are filed as Exhibits 10.1 and 10.2 to this quarterly report on Form 10-Q pursuant to Item 601(b)(10(iii)(A) of Regulation S-K and are incorporated herein by reference. The information relating to the Consulting Agreement Amendment and the Option Amendment is being disclosed under this Part II, Item 5 of Form 10-Q in lieu of disclosure under Item 8.01 of Form 8-K.

(b) Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

10.1*	Second Amendment to Consulting and Non-Competition Agreement dated as of June 1, 2012 by and between Nanosphere, Inc. and Chad A. Mirkin.

10.2*	Amendment to Options effective as of June 1, 2012 by and between Nanosphere, Inc. and Chad A. Mirkin.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer

Date: May 1, 2012

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: May 1, 2012