Form 10-Q
period 2012-06-30
NANOSPHERE INC
filed 2012-08-07
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 6, 2012 was 56,090,437.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	June 30, 2012	December 31, 2011

CURRENT ASSETS:
Cash and cash equivalents	$23,733	$39,273
Accounts receivable	867	861
Inventories	4,537	2,325
Other current assets	460	248

Total current assets	29,597	42,707

PROPERTY AND EQUIPMENT — Net	3,202	4,522
INTANGIBLE ASSETS — Net of accumulated amortization	2,896	3,033
OTHER ASSETS	75	75

TOTAL	$35,770	$50,337

CURRENT LIABILITIES:
Accounts payable	$2,636	$1,794
Accrued compensation	703	342
Other current liabilities	1,433	1,842

Total current liabilities	4,772	3,978
LONG-TERM LIABILITIES:
Other noncurrent liabilities	750	750

Total liabilities	5,522	4,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,015,437 and 44,070,437 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	440	441
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	360,633	359,493
Warrants to acquire common stock	992	992
Accumulated deficit	(331,817)	(315,317)

Total stockholders’ equity	30,248	45,609

TOTAL	$35,770	$50,337

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011

REVENUE:
Grant and contract revenue	$30	$—	$43	$54
Product sales	1,315	509	2,601	1,095

Total revenue	1,345	509	2,644	1,149
COSTS AND EXPENSES:
Cost of sales	884	374	1,797	865
Research and development	4,716	4,634	9,151	9,329
Sales, general, and administrative	4,196	3,940	8,221	8,290

Total costs and expenses	9,796	8,948	19,169	18,484

Loss from operations	(8,451)	(8,439)	(16,525)	(17,335)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(1)	(7)	(2)	(11)
Interest income	13	11	27	22

Total other income (expense)	12	4	25	11

NET LOSS	$(8,439)	$(8,435)	$(16,500)	$(17,324)

Net loss per common share — basic and diluted	$(0.19)	$(0.23)	$(0.38)	$(0.54)
Weighted average number of common shares outstanding — basic and diluted	43,716	36,205	43,716	32,005

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,500)	$(17,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,329	1,319
Share-based compensation	1,139	2,189
Changes in operating assets and liabilities:
Accounts receivable	(6)	(124)
Inventories	(2,015)	(399)
Other current assets	(212)	(102)
Accounts payable	842	(2,184)
Accrued and other current liabilities	(48)	(497)

Net cash used in operating activities	(15,471)	(17,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(149)
Investments in intangible assets	(25)	—

Net cash used in investing activities	(69)	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering expenses	—	32,178

Net cash provided by financing activities	—	32,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,540)	14,907
CASH AND CASH EQUIVALENTS — Beginning of period	39,273	39,628

CASH AND CASH EQUIVALENTS — End of period	$23,733	$54,535

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$(197)	$1,090

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of June 30, 2012 and

For the Three and Six Month Periods June 30, 2012 and 2011

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

2. Liquidity and Capital Resources

As of June 30, 2012, the Company has incurred net losses attributable to common stock of $331.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable.

In July 2012, the Company completed an underwritten public offering (the “Offering”) of 12,075,000 shares of its common stock at a public offering price of $2.40 per share, including 1,575,000 shares issued pursuant to the underwriters’ exercise in full of their overallotment option. The Company received net proceeds from the Offering of approximately $26.9 million after deducting underwriting discount, commissions and offering expenses.

While the Company anticipates that capital resources will be sufficient to meet estimated needs for the foreseeable future, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its commercial and manufacturing operations.

3. Net Loss Per Common Share

Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three and six month periods ended June 30, 2012 and 2011. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three and six month periods ended June 30, 2012 and 2011 excluded 299,000 and 679,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

The computations of diluted net loss per common share for the three and six month periods ended June 30, 2012 and 2011 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three and Six Month Periods Ended June 30,
	2012	2011
Restricted stock	299,000	679,000
Stock options	6,093,936	4,281,685
Common stock warrants	164,925	164,925

	6,557,861	5,125,610

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of June 30, 2012 and December 31, 2011 comprise the following (in thousands):

	June 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Intellectual property — licenses	$4,061	$(1,531)	$2,530	$4,036	$(1,392)	$2,644
Patents	455	(89)	366	455	(66)	$389

	$4,516	$(1,620)	$2,896	$4,491	$(1,458)	$3,033

Amortization expense for intangible assets was $0.2 million for the six month period ended June 30, 2012 and less than $0.1 million in the three month period ended June 30, 2012 and each of the three and six month periods ended 2011. Estimated future amortization expense is as follows:

Years Ending December 31
2012 (Period from July 1 to December 31)	$162
2013	325
2014	325
2015	320
2016	308
Thereafter	1,456

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of June 30, 2012. The amortization period related to $1.8 million of licenses began in the fourth quarter of 2011 when the Company began using the licensed technology.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development consulting services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services in each of the three and six month periods ended June 30, 2012 and 2011.

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

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 27% of the options granted and outstanding contain “accelerated vesting” provisions.

The fair values of the Company’s option awards granted during the six month period ended June 30, 2012 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	93%
Risk free interest rate	1.07%
Weighted-average expected option life	6.15 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.34
Estimated forfeiture rate for unvested options	6.8%

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

Total compensation cost recognized for all stock option awards was $0.4 million and $0.9 million in the three and six month periods ended June 30, 2012, respectively, and $0.7 million and $1.4 million for the three and six month periods ended June 30, 2011, respectively.

As of June 30, 2012, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $3.5 million, which amount is expected to be recognized over the next four years, with a weighted average term of 2.1 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

A summary of option activity under the plans as of June 30, 2012, and for the six month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2012	4,663,760	$5.09
Granted	1,772,471	$1.77
Expired	(107,525)	$9.09
Forfeited	(234,770)	$4.68

Outstanding — June 30, 2012	6,093,936	$4.07	7.06	$1,104,860

Exercisable — June 30, 2012	2,974,208	$4.82	5.76	$371,088

Vested and Expected to Vest — June 30, 2012	5,950,429	$4.09	7.03	$1,071,107

There were no options exercised in the six month periods ended June 30, 2012 or June 30, 2011.

Included in the number of options outstanding at June 30, 2012 are 1,632,216 options with a weighted average exercise price of $5.21 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and six month periods ended June 30, 2012 was $0.3 million and $1.1 million, respectively, and was $0.6 million and $2.0 million for the three and six month periods ended June 30, 2011, respectively. During the six month period ended June 30, 2012, the Company achieved an accelerated vesting milestone resulting from the FDA granting a de novo petition permitting marketing of its Gram-Positive Blood Culture Nucleic Acid Test (BC-GP) on the automated sample-to-result Verigene SP .

As of January 1, 2012, there were 354,000 shares of restricted stock outstanding under the 2007 Plan and during the six month period ended June 30, 2012, 55,000 shares were forfeited and no additional shares of restricted stock were granted. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were vested during the six month period ended June 30, 2012. The Company recognized $0.1 million and $0.2 million in restricted stock compensation expense during the three and six month periods ended June 30, 2012, respectively, and recognized $0.4 million and $0.8 million during the three and six month periods ended June 30, 2011, respectively. As of June 30, 2012, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $0.6 million, which amount is expected to be recognized over the next two years, with a weighted average term of 1.3 years.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2012, the Company has paid aggregate initial license fees of $3.2 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

8. Stockholders’ Equity

As of both June 30, 2012 and December 31, 2011, there were outstanding warrants to acquire 164,925 shares of common stock. These warrants have an exercise price of $8.75 per share and an expiration date of April 2013.

Warrants for 1,135,194 shares of common stock with an exercise price of $17.50 expired unexercised on April 12, 2011.

9. Commitments and Contingencies

Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.3 million for the three and six month periods ended June 30, 2012, respectively, and $0.2 million and $0.4 million for the three and six month periods ended June 30, 2011, respectively.

Annual future minimum obligations for the operating leases as of June 30, 2012, are as follows (in thousands):

Years Ending December 31	Operating Lease
2012 (Period from July 1 to December 31)	$222
2013	451
2014	190

Total minimum lease payments	$863

10. Supplemental Financial Information

	June 30, 2012	December 31, 2011
	(in thousands)
Inventories:
Raw materials	$2,939	$1,021
Work-in-process	208	64
Finished goods	1,390	1,240

Total	$4,537	$2,325

	June 30, 2012	December 31, 2011
	(in thousands)
Property and Equipment — Net:
Total property and equipment — at cost	$18,982	$19,504
Less accumulated depreciation	(15,780)	(14,982)

Property and equipment — net	$3,202	$4,522

	June 30, 2012	December 31, 2011
	(in thousands)
Other Current Liabilities:
Accrued clinical trial expenses	$426	$292
Accrued license fees	627	632
All other	380	918

Total	$1,433	$1,842

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected expenses, products’ placements, performance and acceptance, prospects and plans and - management’s objectives, as well as the growth of the overall market for our products in general and certain products in particular and the relative performance of other market participants, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual events or results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including but not limited to:

•

inaccurate estimates of the potential market size for our products (including the hospital lab market in general and the blood stream infection (BSI) market in particular) or failure of the market for these products to grow as anticipated;

•

the past performance of other companies which we believe to have been in a market position analogous to where we believe we are now may not be predictive of our future results in the manner we believe them to be;

•

our analysis of who our competitors have been, who they are now and who they will be in the future (particularly in the BSI, enteric, extended tuberculosis and meningitis MDx product markets) and our predictions of relevant future performance may be inaccurate;

•	comparisons of actual financial results for another company to what we predict will be our future financial results may be inappropriate;

•	predictions of customer metrics needed to achieve profitability and their relationship to our cash flow position, needs and expenses may prove to be inaccurate;

•	entrance of other competitors or other factors causing us to lose competitive advantage in the sample-to-result MDx market;

•	a lack of commercial acceptance of the Verigene System, its array of tests, and the development of additional tests, which could negatively affect our financial results;

•	failure of third-party payors to reimburse our customers for the use of our clinical diagnostic products or reduction of reimbursement levels, which could harm our ability to sell our products;

•

failure of our products to perform as expected or to obtain certain approvals or the questioning of the reliability of the technology on which our products are based, which could cause lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation;

•	our inability to manage our anticipated growth, constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand; and

•	those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended from time to time under “Risk Factors” in our Quarterly Reports on Form 10-Q.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after any statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented or amended from time to time under “Item 1A. — Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)

Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels
• Blood Culture — Staphylococcus (BC-S) • Blood Culture — Gram Positive (BC-GP) • Blood Culture — Gram Negative (BC-GN) • Blood Culture — Fungal (BC-F)	510(k) cleared 510(k) cleared(4) In development In development	Part of BC-GP CE IVD Marked In development In development

C. difficile	In development	In development

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

Plavix® Metabolism (2C19)	510(k) and PMA pending	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Currently cleared only for use with the Original Processor.
(4)	Received FDA clearance in June 2012.

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

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and fungal pathogens and resistance markers. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we received CE IVD Mark for the BC-GP and FDA clearance of BC-S, a subset of the BC-GP panel. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. The BC-GN and BC-F panels are in development.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $16.5 million for the six month period ended June 30, 2012 and $17.3 million for the six month period ended June 30, 2011. As of June 30, 2012, we had an accumulated deficit of approximately $331.8 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. On July 24, 2012, the Company completed an underwritten public offering of common stock and received net proceeds from the Offering of approximately $26.9 million after deducting underwriting discount and commissions and offering expenses.

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

Research and Development Expenses

Research and development expenses primarily include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-

related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System and expand the genomic and protein tests.

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

Three month Period Ended June 30, 2012 Compared to the Three month Period Ended June 30, 2011

Revenues

Revenues were $1.3 million for the three month period ended June 30, 2012, as compared to $0.5 million for the three month period ended June 30, 2011. The increase in revenue was primarily driven by cartridge and instrument sales to new infectious disease customers.

Cost of Sales

Cost of sales increased to $0.9 million for the three month period ended June 30, 2012 from $0.4 million for the three month period ended June 30, 2011. The increase in cost was due to higher volume of both cartridge and instrument sales during the second quarter of 2012.

Research and Development Expenses

Research and development expenses increased slightly to $4.7 million for the three month period ended June 30, 2012 from $4.6 million for the three month period ended June 30, 2011 due to goods and materials associated with clinical trials.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the second quarter of 2012 to $4.2 million compared to $3.9 million for the second quarter of 2011. This increase was due to sales and customer support expansion, partially offset by reductions in non-cash equity compensation expense.

Six month Period Ended June 30, 2012 Compared to the Six month Period Ended June 30, 2011

Revenues

Revenues were $2.6 million for the six month period ended June 30, 2012, as compared to $1.1 million for the six month period ended June 30, 2011. Product sales increased $1.5 million from the six month period ended June 30, 2011 to the same period in 2012 due to increase in both instrument sales and sales of cartridges. The cartridge unit volume increase was driven primarily by an increase in our infectious disease customer base.

Cost of Sales

Cost of sales was $1.8 million for the six month period ended June 30, 2012 and $0.9 million for the six month period ended June 30, 2011. The $0.9 million increase in cost of sales for the six month period ended June 30, 2012 was due to higher volume of both cartridge and instrument sales during the six month period.

Research and Development Expenses

Research and development expenses decreased slightly from $9.3 million for the six month period ended June 30, 2011 to $9.2 million for the six month period ended June 30, 2012. The $0.1 million decrease in research and development expenses for the six month period ended June 30, 2012 resulted primarily from a shift in resources from development roles into manufacturing roles with the labor cost being captured as inventory valuation and cost of goods sold.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased from $8.3 million for the six month period ended June 30, 2011 to $8.2 million for the six month period ended June 30, 2012 due to a reduction in equity compensation expense, partially offset by sales and customer support expansion.

Liquidity and Capital Resources

From our inception in December 1999 through June 30, 2012, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering of common stock, $35.4 million from our October 2009 underwritten public offering of common stock, $32.2 million from our May 2011 underwritten public offering of common stock, and $10.3 million from government grants. On July 24, 2012, the Company completed an underwritten public offering of common stock and received net proceeds from the Offering of approximately $26.9 million after deducting underwriting discount and commissions and offering expenses. We have devoted substantially all of our investments to research, development, manufacturing and SG&A expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2012, we had an accumulated deficit of approximately $331.8 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

Because we recently began to expand our customer base, we do not anticipate achieving positive operating cash flow in the next one to two years. During this period we expect to increase investment in additional manufacturing scale-up and product cost reduction projects and to add to sales and customer support personnel. During the six month period ended June 30, 2012, we invested $2.2 million in inventories for components and assembled Verigene Systems, and we anticipate this trend to continue to support our increasing customer base. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections may have a material effect on our cash flows. While the Company anticipates that capital resources will be sufficient to meet estimated needs for the foreseeable future, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

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

As of June 30, 2012, we had $23.7 million in cash and cash equivalents as compared to $39.3 million at December 31, 2011. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities. With the completion of our underwritten public offering of common stock our cash and cash equivalents increased by $26.9 million in July 2012.

Net cash used in operating activities decreased from $17.1 million for the six months ended June 30, 2011 to $15.5 million for the six months ended June 30, 2012. This $1.6 million reduction in cash used for operating activities resulted from changes in working capital.

Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2012, approximately equivalent to the $0.1 million for the six months ended June 30, 2011.

There was no net cash provided by financing activities for six month period ended June 30, 2012. Net cash provided by financing activities of $32.2 million for the six months ended June 30, 2011 related to the May 2011 underwritten public stock offering.

We may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost saving techniques. The amount and the timing of the additional capital we will need to raise depend on many factors, including:

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

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2012 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended June 30, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results, as well as the following additional risk factors:

If we do not achieve our projected development goals in the quantities or time frames we estimate, the commercialization of our products may be delayed and our business prospects may suffer. The assumptions underlying our product placement and development goals also may prove to be materially inaccurate.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These goals may include the commencement or completion of scientific studies and clinical trials, the timing and number of product placements and the submission of regulatory filings. We also may disclose projected expenditures or other forecasts for future periods in information that we furnish to the SEC from time to time. These and other projections are based on management’s current expectations and may not contain sufficient margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all forecasting. The actual timing of our product placement and development goals and actual expenditures or other financial results can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet projections as announced from time to time, the development, placement and commercialization of our products may be delayed and our business prospects may suffer. The assumptions management has used to produce these projections may significantly change or prove to be inaccurate. Accordingly, you should not unduly rely on any of these forward-looking statements.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We currently have significant net operating losses (NOLs) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Our recently completed underwritten public offering of common stock or future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

During the three month period ended June 30, 2012, there were no sales of unregistered securities.

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

Date: August 7, 2012

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: August 7, 2012