Form 10-Q/A
period 2012-06-30
NANOSPHERE INC
filed 2012-08-10
CIK 1105184

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 8, 2012 was 56,090,437.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 7, 2012, is to furnish Exhibit 101.1 to the Form 10-Q which provides certain items from Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The contents of the Form 10-Q have not otherwise been modified or changed. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.1**	The following financial statements from Nanosphere, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to Financial Statements (unaudited).*

*	Previously filed with Form 10-Q
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer

Date: August 10, 2012

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: August 10, 2012