Form 10-Q
period 2012-09-30
NANOSPHERE INC
filed 2012-11-07
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 5, 2012 was 56,090,437.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$41,916	$39,273
Accounts receivable	527	861
Inventories	5,857	2,325
Other current assets	316	248

Total current assets	48,616	42,707
PROPERTY AND EQUIPMENT — Net	2,781	4,522
INTANGIBLE ASSETS — Net of accumulated amortization	2,815	3,033
OTHER ASSETS	75	75

TOTAL	$54,287	$50,337

CURRENT LIABILITIES:
Accounts payable	$2,018	$1,794
Accrued compensation	1,301	342
Other current liabilities	1,802	1,842

Total current liabilities	5,121	3,978
LONG-TERM LIABILITIES:
Other noncurrent liabilities	—	750

Total liabilities	5,121	4,728
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,090,437 and 44,070,437 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	561	441
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	388,179	359,493
Warrants to acquire common stock	992	992
Accumulated deficit	(340,566)	(315,317)

Total stockholders’ equity	49,166	45,609

TOTAL	$54,287	$50,337

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended September 30,		Nine month Periods Ended September 30,
	2012	2011	2012	2011
REVENUE:
Product sales	$865	$556	$3,466	$1,651
Grant and contract revenue	—	—	43	54

Total revenue	865	556	3,509	1,705
COSTS AND EXPENSES:
Cost of sales	639	369	2,436	1,234
Research and development	4,584	5,828	13,735	15,157
Sales, general, and administrative	4,403	3,840	12,624	12,130

Total costs and expenses	9,626	10,037	28,795	28,521

Loss from operations	(8,761)	(9,481)	(25,286)	(26,816)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(3)	(3)	(5)	(14)
Interest income	15	11	42	33

Total other income (expense)	12	8	37	19

NET LOSS	$(8,749)	$(9,473)	$(25,249)	$(26,797)

Net loss per common share — basic and diluted	$(0.16)	$(0.22)	$(0.54)	$(0.75)
Weighted average number of common shares outstanding — basic and diluted	53,429	43,445	46,978	35,803

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine month Periods Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,249)	$(26,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,926	1,963
Share-based compensation	1,842	3,266
Changes in operating assets and liabilities:
Accounts receivable	334	(273)
Inventories	(3,327)	(980)
Other current assets	(68)	278
Accounts payable	224	(1,662)
Accrued and other current liabilities	651	107

Net cash used in operating activities	(23,667)	(24,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147)	(456)
Investments in intangible assets	(25)	—

Net cash used in investing activities	(172)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of offering expenses	27,082	32,178
Payment of noncurrent liability	(600)	(350)

Net cash provided by financing activities	26,482	31,828

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,643	7,274
CASH AND CASH EQUIVALENTS — Beginning of period	39,273	39,628

CASH AND CASH EQUIVALENTS — End of period	$41,916	$46,902

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$(205)	$1,144
Accrued and unpaid expenses for the issuance of common stock	$118	$—

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of September 30, 2012 and

For the Three and Nine month Periods September 30, 2012 and 2011

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

The September 30, 2011 cash flow statement has been corrected to present $0.4 million of cash outflows for the payment of liabilities that arose from the purchase of certain intangible assets as a financing activity rather than an investing activity as the payments were made on a long term basis.

2. Liquidity and Capital Resources

As of September 30, 2012, the Company has incurred net losses attributable to common stock of $340.6 million since inception, and has funded those losses primarily through the sale and issuance of equity securities. While the Company is no longer in the development stage and the focus of the Company’s business activities has turned towards commercialization of its products, because of the numerous risks and uncertainties associated with its product development and commercialization efforts, the Company is unable to predict when it will become profitable, and the Company may never become profitable.

In July 2012, the Company completed an underwritten public offering (the “Offering”) of 12,075,000 shares of its common stock at a public offering price of $2.40 per share, including 1,575,000 shares issued pursuant to the underwriters’ exercise in full of their overallotment option. The Company received net proceeds from the Offering of approximately $27 million after deducting underwriting discount, commissions and offering expenses.

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

3. Net Loss Per Common Share

Basic and diluted net loss per common share have been calculated in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”, for the three and nine month periods ended September 30, 2012 and 2011. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three and nine month periods ended September 30, 2012 and 2011 excluded 299,000 and 679,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2012 and 2011 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three and Nine month Periods Ended September 30,
	2012	2011
Restricted stock	299,000	679,000
Stock options	6,049,448	4,236,730
Common stock warrants	164,925	164,925

	6,513,373	5,080,655

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of September 30, 2012 and December 31, 2011 comprise the following (in thousands):

	September 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$4,061	$(1,600)	$2,461	$4,036	$(1,392)	$2,644
Patents	455	(101)	354	455	(66)	$389

	$4,516	$(1,701)	$2,815	$4,491	$(1,458)	$3,033

Amortization expense for intangible assets was less than $0.1 million in the three month period ended September 30, 2012 and was $0.2 million for the nine month period ended September 30, 2012. Amortization expense for intangible assets was less than $0.1 million for the three month period ended September 30, 2011 and was $0.1 million for the nine month period ended September 30, 2011. Estimated future amortization expense is as follows:

Years Ending December 31
2012 (Period from October 1 to December 31)	$81
2013	325
2014	325
2015	320
2016	308
Thereafter	1,456

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of September 30, 2012. The amortization period related to $1.8 million of licenses began in the fourth quarter of 2011 when the Company began using the licensed technology.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development consulting services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services for the three month periods ended September 30, 2012 and 2011 and $0.1 million for the nine month periods ended September 30, 2012 and 2011.

Alpha-Tech, LLC, a 5% stockholder of the Company, and Anda-Proquest, LLC, an affiliate of Alpha-Tech, LLC, purchased 1,350,000 shares each of the Company’s common stock at $2.20 per share in the Company’s May 2011 underwritten public offering on the same terms and conditions as all non-affiliate investors in the offering. Lurie Investment Fund, LLC, a 5% stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock at $2.40 per share in the Company’s July 2012 underwritten public offering on the same terms and conditions as all non-affiliate investors in the offering. Mark Slezak, a director of the Company, is the managing member of Alpha-Tech, LLC, Anda-Proquest, LLC and Lurie Investments Fund, LLC.

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

The fair values of the Company’s option awards granted during the nine month period ended September 30, 2012 were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	93%
Risk free interest rate	1.07%
Weighted-average expected option life	6.15 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.35
Estimated forfeiture rate for unvested options	5.0%

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

Total compensation cost recognized for all stock option awards was $0.7 million and $1.8 million in the three and nine month periods ended September 30, 2012, respectively, and $0.7 million and $2.1 million for the three and nine month periods ended September 30, 2011, respectively.

As of September 30, 2012, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $3.2 million, which amount is expected to be recognized over the next three years, with a weighted average term of 1.7 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

A summary of option activity under the plans as of September 30, 2012, and for the nine month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2012	4,663,760	$5.09
Granted	1,787,173	$1.78
Expired	(238,305)	$6.99
Forfeited	(163,180)	$5.82

Outstanding — September 30, 2012	6,049,448	$4.02	6.84	$3,237,967

Exercisable — September 30, 2012	2,974,391	$4.73	5.55	$839,150

Vested and Expected to Vest — September 30, 2012	5,908,138	$4.04	6.81	$3,127,621

There were no options exercised in the nine month periods ended September 30, 2012 or September 30, 2011.

Included in the number of options outstanding at September 30, 2012 are 1,612,126 options with a weighted average exercise price of $5.21 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and nine month periods ended September 30, 2012 was $0.1 million and $1.2 million, respectively, and was $0.1 million and $2.1 million for the three and nine month periods ended September 30, 2011, respectively. During the nine month period ended September 30, 2012, the Company achieved an accelerated vesting milestone resulting from the FDA granting a de novo petition permitting marketing of its Gram-Positive Blood Culture Nucleic Acid Test (BC-GP) on the automated sample-to-result Verigene SP .

As of January 1, 2012, there were 354,000 shares of restricted stock outstanding under the 2007 Plan and during the nine month period ended September 30, 2012, 55,000 shares were forfeited and no additional shares of restricted stock were granted. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. No shares were vested during the nine month period ended September 30, 2012. The Company recognized $0.1 million and $0.3 million in restricted stock compensation expense during the three and nine month periods ended September 30, 2012, respectively, and recognized $0.4 million and $1.2 million during the three and nine month periods ended September 30, 2011, respectively. As of September 30, 2012, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $0.5 million, which amount is expected to be recognized over the next 2.5 years, with a weighted average term of 1.2 years.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2012, the Company has paid aggregate initial license fees of $3.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2012, 2013, 2014 and 2015 and are approximately $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2012 to 2027.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

8. Stockholders’ Equity

As of both September 30, 2012 and December 31, 2011, there were outstanding warrants to acquire 164,925 shares of common stock. These warrants have an exercise price of $8.75 per share and an expiration date of April 2013.

Warrants for 1,135,194 shares of common stock with an exercise price of $17.50 expired unexercised on April 12, 2011.

9. Commitments and Contingencies

Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2012, respectively, and $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2011, respectively.

Annual future minimum obligations for the operating leases as of September 30, 2012, are as follows (in thousands):

Years Ending December 31	Operating Lease
2012 (Period from October 1 to December 31)	$111
2013	451
2014	190

Total minimum lease payments	$752

10. Subsequent Events

On October 8, 2012, the Board of Directors elected Roy N. Davis as a member of the Board of Directors. We have determined that Mr. Davis is an independent director under applicable NASDAQ listing standards. In connection with Mr. Davis’ appointment to the Board of Directors, he was awarded options to purchase 55,000 shares of the Company’s common stock at an exercise price of $3.45 per share, which is equal to the closing sales price for our common stock on the date of grant. These options vest monthly over a three year period.

11. Supplemental Financial Information

Inventories:	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$3,121	$1,021
Work-in-process	182	64
Finished goods	2,554	1,240

Total	$5,857	$2,325

Property and Equipment – Net:	September 30, 2012	December 31, 2011
	(in thousands)
Total property and equipment — at cost	$19,039	$19,504
Less accumulated depreciation	(16,258)	(14,982)

Property and equipment — net	$2,781	$4,522

Other Current Liabilities:	September 30, 2012	December 31, 2011
	(in thousands)
Accrued clinical trial expenses	$192	$292
Accrued license fees	777	632
All other	833	918

Total	$1,802	$1,842

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future net sales, projected expenses, products’ placements, performance and acceptance, prospects and plans and management’s objectives, as well as the growth of the overall market for our products in general and certain products in particular and the relative performance of other market participants, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after any statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays
Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked
Blood Infection Panels
• Blood Culture – Staphylococcus (BC-S)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared(4)	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	In development	In development
• Blood Culture – Fungal (BC-F)	In development	In development
C. difficile	510(k) pending	CE IVD pending
Enteric Panel	In development	In development
Human and Pharmacogenetic Assays
Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked
Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked
Plavix® Metabolism (2C19)	510(k) pending	CE IVD Marked
Ultra-Sensitive Protein Assays
Cardiac Troponin I	In development	In development
Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2011.
(3)	Currently cleared only for use with the Original Processor.
(4)	Received FDA clearance in June 2012 and subsequent clearance expanding the test’s intended use received September 2012.

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

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and fungal pathogens and resistance markers. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we received CE IVD Mark for the BC-GP and FDA clearance of BC-S, a subset of the BC-GP panel. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In September 2012 we received a 510(k) clearance which expanded the intended use of BC-GP for use with all adult blood culture bottles. The BC-GN and BC-F panels are in development.

Our development efforts also include a C. difficile test and an enteric bacteria test. C. difficile is a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. Our enteric bacteria assay is being developed to detect and identify the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria that are treated with various antibiotics and other anti-bacterial drug therapies. These assays also will require regulatory submission to the FDA and corresponding foreign regulatory bodies. We have completed clinical trials for the C. difficile test and submitted an application to the FDA seeking 510(k) clearance.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $25.2 million for the nine month period ended September 30, 2012 and $26.8 million for the nine month period ended September 30, 2011. As of September 30, 2012, we had an accumulated deficit of approximately $340.6 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. On July 24, 2012, the Company completed an underwritten public offering of common stock and received net proceeds from the Offering of approximately $27 million after deducting underwriting discount and commissions and offering expenses.

Revenue

Product sales revenue is derived from the sale or lease of the Verigene System, including consumables and related products sold to research laboratories and hospitals. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are focused on driving product sales rather than grants and contracts.

Cost of Sales

Cost of sales represents the cost of materials, direct labor and other manufacturing overhead costs incurred to produce Verigene cartridges and instruments, as well as royalties on product sales, amortization of purchased intellectual property relevant to products available for sale and depreciation of instruments leased to customers. Labor, validation and testing costs associated with our custom assay development contracts are also included in cost of sales.

Research and Development Expenses

Research and development expenses include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System and expand the genomic and protein tests.

Sales, General and Administrative Expenses

Sales, general and administrative expenses include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses will increase as additional sales and customer support are needed to drive and support customer growth.

Interest Income

Interest income includes interest earned on our excess cash balances. Such balances are invested in money market and bank checking accounts at major financial institutions. We anticipate that interest income will decline as capital reserves are consumed by operating losses and working capital. Recent declines in interest rates will also contribute to reduced interest income for the foreseeable future.

Three month Period Ended September 30, 2012 Compared to the Three month Period Ended September 30, 2011

Revenues

Revenues were $0.9 million for the three month period ended September 30, 2012, as compared to $0.6 million for the three month period ended September 30, 2011. The increase in revenue was driven by cartridge sales to new customers and increased unit sales to established customers plus increased instrument sales to international customers.

Cost of Sales

Cost of sales increased to $0.6 million for the three month period ended September 30, 2012 from $0.4 million for the three month period ended September 30, 2011. The increase in cost was due to higher volume of both cartridge and instrument sales during the third quarter of 2012.

Research and Development Expenses

Research and development expenses decreased to $4.6 million for the three month period ended September 30, 2012 from $5.8 million for the three month period ended September 30, 2011 due to reduced spending on goods and materials associated with clinical trials and reduced spending on patent-related legal services.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the third quarter of 2012 to $4.4 million compared to $3.8 million for the third quarter of 2011. This was due to increased payroll and travel expenses from the expansion of our sales and customer support team.

Nine month Period Ended September 30, 2012 Compared to the Nine month Period Ended September 30, 2011

Revenues

Revenues were $3.5 million for the nine month period ended September 30, 2012, as compared to $1.7 million for the nine month period ended September 30, 2011. Product sales increased $1.8 million from the nine month period ended September 30, 2011 to the same period in 2012 due to increases in both instrument and cartridge sales. The cartridge unit volume increase was driven primarily by an increase in our infectious disease customer base.

Cost of Sales

Cost of sales was $2.4 million for the nine month period ended September 30, 2012 and $1.2 million for the nine month period ended September 30, 2011. The $1.2 million increase in cost of sales for the nine month period ended September 30, 2012 was due to higher volume of both cartridge and instrument sales during the nine month period.

Research and Development Expenses

Research and development expenses decreased from $15.2 million for the nine month period ended September 30, 2011 to $13.7 million for the nine month period ended September 30, 2012. This $1.5 million decrease in research and development expenses resulted from a shift in resources from development roles into manufacturing roles with the labor cost being captured as inventory costs and reduced spending on goods and materials associated with clinical trials.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased from $12.1 million for the nine month period ended September 30, 2011 to $12.6 million for the nine month period ended September 30, 2012 due to increased spending for the sales and customer support expansion, partially offset by a reduction in equity compensation expense.

Liquidity and Capital Resources

From our inception in December 1999 through September 30, 2012, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering of common stock, $35.4 million from our October 2009 underwritten public offering of common stock, $32.2 million from our May 2011 underwritten public offering of common stock, $27 million from our July 2012 under written public offering of common stock, and $10.3 million from government grants. We have devoted substantially all of our investments to research, development, manufacturing and SG&A expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of September 30, 2012, we had an accumulated deficit of approximately $340.6 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

Because we recently began to expand our customer base, we do not anticipate achieving positive operating cash flow in the next one to two years. During this period we expect to increase investment in additional manufacturing scale-up and product cost reduction projects and to add to sales and customer support personnel. During the nine month period ended September 30, 2012, we invested $3.4 million in inventories for components and assembled Verigene Systems to support our increasing customer base. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections may have a material effect on our cash flows. While the Company anticipates that capital resources will be sufficient to meet estimated needs for the foreseeable future, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional financing in the future to execute on its current or future business strategies. Capital outlays and operating expenditures may increase over the next few years as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

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

As of September 30, 2012, we had $41.9 million in cash and cash equivalents as compared to $39.3 million at December 31, 2011, an increase of $2.6 million. We used $23.7 million to conduct our operating activities during the nine month period ended September 30, 2012 and our July 2012 offering provided approximately $27 million of cash from financing activities.

Net cash used in operating activities decreased from $24.1 million for the nine months ended September 30, 2011 to $23.7 million for the nine months ended September 30, 2012. The $0.4 million decrease was due to a reduction in net loss and working capital. This decrease was partially offset by a $2.3 million increased investment in inventory for the nine months ended September 30, 2012 as compared the same period in 2011. The inventory investment made in 2012 was driven by Verigene Systems, most of which, have been placed at customer locations and are undergoing validations. We expect that nearly all of the inventory placed at customers will, subsequent to completion of the customers’ validation, convert into: 1) fixed assets that will be amortized as cost is recognized for the systems under reagent rental agreements, or 2) cost of sales for systems that are purchased up front.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2012, down $0.3 million from the nine months ended September 30, 2011 due to lower capital spending.

Net cash provided by financing activities of $26.5 million for the nine months ended September 30, 2012 related primarily to the July 2012 Offering. As of September 30, 2012, we had $0.1 million of professional fees payable for that financing that were paid in October 2012. Net cash provided by financing activities of $31.8 million for the nine months ended September 30, 2011 related primarily to the May 2011 underwritten public stock offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2012 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended September 30, 2012.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

4.1	Waiver of Registration Rights (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-3, File No. 333-183916, filed with the Securities and Exchange Commission on September 14, 2012 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.1	The following financial statements from Nanosphere, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to Financial Statements (unaudited).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

	By:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer

Date: November 7, 2012

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: November 7, 2012