Form 10-K
period 2012-12-31
NANOSPHERE INC
filed 2013-02-28
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $62.9 million based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $2.20 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 25, 2013, there were 56,090,437 outstanding shares of common stock. The common stock is listed on the NASDAQ Global Market (trading symbol “NSPH”).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2012 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 29, 2013 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2012. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

NANOSPHERE, INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, projected expenses, products’ placements, performance and acceptance, prospects and plans and management’s objectives, as well as the growth of the overall market for our products in general and certain products in particular and the relative performance of other market participants are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to:

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

•

our analysis of who our competitors have been, who they are now and who they will be in the future (particularly in the infectious disease product markets) and our predictions of relevant future performance may be inaccurate;

•	comparisons of actual financial results for another company to what we predict will be our future financial results may be inapposite;

•	predictions of customer metrics needed to achieve profitability and their relationship to our cash flow position, needs and expenses may prove to be inaccurate;

•	entrance of other competitors or other factors causing us to lose competitive advantage in the sample-to-result MDx market;

•	a lack of commercial acceptance of the Verigene System, its array of tests, and the development of additional tests, which could negatively affect our financial results;

•	failure of third-party payors to reimburse our customers for the use of our clinical diagnostic products or reduction of reimbursement levels, which could harm our ability to sell our products;

•

failure of our products to perform as expected or to obtain certain approvals or the questioning of the reliability of the technology on which our products are based, which could cause lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation;

•	our inability to manage our anticipated growth, constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand; and

•	those set forth under “Risk Factors” in this Annual Report on Form 10-K.

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

During 2012, we received FDA 510(k) clearance for three tests including new Verigene tests:

•	Blood Culture – Gram Positive (BC-GP)

•	C. difficile

•	2C19 Genetic Variance

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels

• Blood Culture – Staphylococcus (BC-S) • Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Fungal (BC-F)	510(k) cleared 510(k) cleared(4) In development In development	CE IVD Marked CE IVD Marked CE IVD Pending In development

C. difficile	510(k) cleared	CE IVD Pending

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of this Annual Report on Form 10-K for the year ended December 31, 2012.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of this Annual Report on Form 10-K for the year ended December 31, 2012.
(3)	Currently cleared only for use with the Original Processor.
(4)	Received FDA 501(k) clearance in June 2012 and subsequent 501(k) clearance expanding the test’s intended use for use with all adult blood culture bottles received September 2012.

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

In the fourth quarter of 2009, we received 510(k) clearance from the FDA for our respiratory panel on the Processor SP. We believe that our respiratory assay on the Processor SP offers a simple-to-use molecular test for diagnosing respiratory infections and the flu, while providing improved sensitivity over currently available rapid tests. We have received 501(k) clearance for a package insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Processor SP.

In the first quarter of 2011, we received 510(k) clearance from the FDA and obtained CE IVD Mark for our respiratory assay that includes subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, as well as the targets on our previously cleared respiratory assay. We believe this is the first sample-to-result molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals and demonstrating the multiplexing capability of the Verigene System. The demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses.

We developed a test to detect C. difficile, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. We received 510(k) clearance from the FDA in the fourth quarter of 2012 for our C. difficile test.

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and fungal pathogens and resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before current traditional assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we obtained CE IVD Mark for the BC-GP and received FDA 510(k) clearance of BC-S, a subset of the BC-GP panel. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In September 2012 we received a 510(k) clearance which expanded the intended use of BC-GP for use with all adult blood culture bottles. The BC-GN and BC-F panels are in development.

Our development efforts also include an enteric bacteria test. Our enteric bacteria assay identifies the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria and viruses that are treated with various antibiotics and other drug therapies. This assay will require regulatory clearance from the FDA and submission to corresponding foreign regulatory bodies.

We also plan to develop an expanded respiratory infection panel that includes additional targets that are not included in our existing respiratory virus assay.

Human and Pharmacogenetic Assays

Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run on-site for their patients. Our Verigene System and human and pharmacogenetic test menu addresses these hospital needs. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to perform these testing needs.

We have received 510(k) clearance from the FDA for a warfarin metabolism assay performed on our Original Processor. This is a pharmacogenetic test to determine the existence of certain genetic mutations that affect the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant. This assay has been CE IVD Marked during the first quarter of 2011, and we may submit an FDA application for this assay to allow its use on the Processor SP, although we have no immediate plans to do so.

In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a 2C19 genetic variance test. This assay was CE IVD Marked during the first quarter of 2011.This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix.

We also have received 510(k) clearance from the FDA for a hyper-coagulation assay on the Original Processor that determines an individual’s risk, based upon genetic information, for the development of blood clots that can lead to pulmonary embolism and deep vein thrombosis. This assay has been CE IVD Marked during the fourth quarter of 2011, and we may submit an FDA application for this assay to allow its use on the Processor SP, although we have no immediate plans to do so.

Ultra-Sensitive Protein Assays

Our ability to detect proteins at sensitivity levels that can be 100 times greater than current technologies may enable earlier detection of and intervention in diseases as well as enable the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We have developed, are currently developing or plan to develop diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.

The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of myocardial infarction, or heart attack, and identification of patients with acute coronary syndromes at risk for cardiovascular events. We may submit an assay for 510(k) clearance for use as a diagnostic tool for acute coronary syndromes, although we have no immediate plans to do so. Currently, we are focused on investigating the potential to sell primary functional components of this assay to commercial labs as a marker for cardiac risk. Early studies suggest that our ultra-sensitive cTnI test may also be a useful monitoring tool for chronic heart failure (“CHF”) patients. Larger studies and regulatory hurdles will need to be cleared before we market the assay for CHF monitoring purposes.

In addition to the cardiac troponin I assay, we have developed an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer. We also may develop ultra-sensitive protein assays in the areas of immunology, allergy and cancer.

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

•

Orders of Magnitude Greater Sensitivity and Lower Detection Limits. The sensitivity and limits of detection of our technology are further enhanced by a silver-staining step, which effectively amplifies the signal from each nanoparticle bound to a target molecule. In this process, silver is coated onto the gold nanoparticle surface, producing larger particles with enhanced optical properties. Whereas the leading technologies today can detect molecules at the picomolar range (10 -12 ), our technology is capable of up to a million times higher sensitivity at the attomolar (10 -18 ) range, enabling the unprecedented analysis of rarely expressed genes or low abundance proteins for early disease detection and diagnosis.

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

Intellectual Property

As of December 31, 2012, our patent portfolio is comprised, on a worldwide basis, of 186 issued patents and 14 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately three additional technological claims.

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

In addition, as of December 31, 2012, we have non-exclusive licenses for at least 42 U.S. patents that cover 11 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2012 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

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

We have plans to develop a fully automated instrument with increased throughput and sample preparation for both infectious disease and human genetic tests for larger hospital based laboratories. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.

•	Developing Additional Genomic and Protein Assays. We are in various phases of developing and commercializing new assays for detecting protein biomarkers, infectious diseases and human genetic markers. Currently, we are researching additional human genetic, infectious disease and ultra-sensitive protein assays.

•	Validating and Commercializing New Biomarkers. We have a dedicated team of protein scientists and assay developers who conduct assay development to support feasibility testing and new protein biomarker validation. This team is collaborating with clinical researchers in academic and private settings to apply our ultra-sensitive protein detection technology to the researchers’ efforts to create diagnostic methods with greater clinical sensitivity and specificity. We are also applying our ultra-sensitivity methods to the development of established protein biomarkers that may lead to earlier detection of medical conditions including cancer, neurodegenerative disorders including Alzheimer’s disease, sepsis and mad cow disease, as well as for blood screening and veterinary applications.

•	Enhancing Performance of Established Product Systems and Developing New Applications. Our license agreement with Northwestern provided us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Thereafter, the license provides that we continue to have the first right to an exclusive license for all discoveries the International Institute for Nanotechnology at Northwestern develops in the field of biodiagnostics, however, the economic terms are to be negotiated in good faith by both parties. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.

Employees

As of December 31, 2012, we had 151 full-time employees. Of these employees, 47 were in research and development, 44 were in manufacturing (in support of both product sales and the research and development function), 43 were in sales and marketing and 17 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

Government Grants and Contracts

Since our inception, we have received government grants that had allowed for the evaluation and development of new technologies and also allowed for development of market specific diagnostic products.

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

Manufacturing

We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 13,000 square feet of the 41,846 square feet, which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes, assay reagents, test cartridges and instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practices — Quality System Regulation as required by the FDA for the manufacture of in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control.

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

We plan to continue to manufacture components that we determine are highly proprietary or difficult to produce consistently while outsourcing commodity components. As we continue to execute on our sales and market plans, we have ramped-up our manufacturing operations to meet demand. We are likely to establish additional outsourcing partnerships as we manufacture additional products. While we believe our current facilities and expansion rights are adequate to meet our manufacturing needs for at least the next three years, we may need to lease additional space. Our recently revised facilities lease includes a right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2013, we will likely require expanded facilities to meet anticipated demand beyond 2013.

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

Our sales and marketing organization provides customer service related to order fulfillment, technical service, training, product support and distribution logistics.

We believe that the primary international customers for our diagnostic applications will be hospital-based laboratories and academic research institutions. We have obtained CE IVD Mark certification for sale of the Verigene System in European Union countries and will do so for each assay we plan to market in Europe. Outside the United States, we initiate sales through marketing partners and distributors. As of the end of 2012 we have entered into 15 international distribution partnerships. A distribution strategy is being developed for each relevant international market. We support our distribution partners with specialists who train our partners’ sales forces and provide technical support.

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

The Company is now focused primarily on molecular based infectious disease markets and therefore has identified Beckton, Dickinson and Company, BioFire Diagnostics, Cepheid, GenMark Diagnostics and Luminex as potential competitors.

We could also face competition in the protein detection market from companies that provide mass spectrometry systems. Although mass spectrometry systems offer high sensitivity, they are extremely costly, require significant time and effort by sophisticated staff and cannot detect many complex, disease-causing proteins. Due to these significant limitations we consider mass spectrometry systems to be a lower competitive threat within commercial protein diagnostics laboratories.

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

Regulation by the United States Food and Drug Administration

In the United States, the FDA regulates the sale and distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Pursuant to the federal Food, Drug, and Cosmetic Act, the FDA regulates the preclinical and clinical design and development, testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new medical devices under development that fall within the FDA’s jurisdiction until we receive 510(k) clearance or approval from the FDA.

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

510(k) Clearance

The FDA will grant 510(k) clearance if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought PMA. The FDA has recently been requiring more rigorous demonstration of substantial equivalence than in the past. In some cases, such as may be the case with HFE or Cardiac Troponin I 510(k) submissions, the FDA may require additional clinical data than it would have required in the past. The FDA may determine that a proposed device is not substantially equivalent (“NSE”) to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. In the former case and when there exists no current legally marketed device to which substantial equivalence can be claimed, the De Novo Classification Process (Evaluation of Automatic Class III Designation), regulatory process may be utilized. Under this de Novo process, a device manufacturer can avoid having to seek PMA approval following an NSE determination, provided the device is considered by FDA to be a moderate to low risk device whose risks could be mitigated through the use of Special Controls. This enables the device to be “automatically” down-classified from Class III to Class II and marketing authorization sought essentially through the less burdensome 510(k) process. This process may be particularly applicable to many of our future products, in that they may utilize new or existing molecular markers and significantly different technology as compared to current marketed products or for which there is no existing like product on the market. Nonetheless, a “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use and/or performance of the device, require new 510(k) submissions and clearances.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is complete, the FDA will accept the application for filing. Once the submission is accepted, the FDA begins an in-depth review of the PMA. The FDA’s review of a PMA application generally takes one to three years from the date the application is accepted, but may take significantly longer. The review time is often extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and subject matter experts, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel, however often abides by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable current Good Manufacturing Practices/QSR requirements.

If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, the latter of which contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the Agency will issue an Approval Order, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application and issue a Not Approvable letter. The FDA may determine that additional clinical investigations are necessary, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA.

Modifications to a device that is the subject of an approved PMA, including its labeling or manufacturing process, most often require approval by the FDA of PMA supplements. Supplements to an approved PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The FDA also has the authority to withdraw or temporarily suspend PMA approvals under specific circumstances.

Clinical Investigations

Before we can submit a medical device for 510(k) clearance, we may have to perform a relatively short (i.e., months) method comparison study at external clinical sites to ensure that the test performs appropriately when conducted by end users. This is a study in a clinical environment and is considered a clinical trial. However, patient-specific clinical outcome information is most often not required. Alternatively, when we submit a PMA, we generally must conduct a longer (i.e., years) clinical trial of the device which supports the clinical utility of the device, demonstrating how the device will perform when used with patients in the test’s intended use population, establish the safety and effectiveness of the device.

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

FDA special control guidances documents are available for most of our tests to guide the generation of the validation data required to support 510(k) clearance. Some of our future tests may be Class III devices and may also qualify for approval under the De Novo Classification Process. We also plan to conduct method comparison studies and clinical trials of our products currently under development, which we intend to distribute in the United States. Our future developments may not be exempt from IDE application approval requirements and may require us to obtain approval from the FDA through the PMA process rather than 510(k) clearance. In addition, any failure to maintain compliance with the IDE exemption requirements could result in, among other things, the loss of the IDE exemption or the imposition of other restrictions on the distribution of our products.

Regulation After FDA Approval or Clearance

Any devices we manufacture or distribute pursuant to 510(k) clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed current Good Manufacturing Practices/QSR requirements, which include testing, control, design and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant 510(k) clearance or PMA approval for devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented our manufacturing facilities under the current Good Manufacturing Practices/QSR requirements. Our manufacturing facility has been inspected by the FDA and will continue to be periodically inspected by the FDA.

Because we are a manufacturer of medical devices, we must also comply with medical device reporting (MDR) requirements by reporting to the FDA any incident in which our product may have caused or contributed to a death or serious injury. We must also report any incident in which our product malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Clinical Laboratory Improvement Amendments of 1988

The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing. These regulations mandate that clinical laboratories must be certified by the federal government, by a federally-approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. Moreover, these laboratories must meet quality assurance, quality control and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the method of testing performed by the laboratory, which range from “waived” to “moderate complexity” to “high complexity.” Generally, the more complex the method of testing is, the higher the cost to perform the testing. We expect that most of our products will be categorized as either “moderate complexity” or “high complexity.” Both our BC-GP and the RV+ tests have been categorized as “moderate complexity” by the FDA due to the ease in which to operate our Verigene system.

Foreign Government Regulation

We are beginning to market our products in certain foreign markets. Obtaining a CE IVD Mark is a mandatory requirement under the In-Vitro Diagnostic Directive 98/79/EC that addresses the essential requirements that an in-vitro diagnostic device must meet before being marketed within the European Union. We have obtained CE IVD Mark approval for sale of the Verigene System in European Union countries and will do so for any assay we plan to launch in Europe. Additional regulatory requirements exist in most foreign countries including, but not limited to, product standards, packaging requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties and tax requirements.

Corporate Information

We were incorporated in Delaware in 1999 under the name Nanosphere, Inc. Our principal executive offices are located at 4088 Commercial Avenue, Northbrook, Illinois 60062, and our main telephone number is (847) 400-9000. Our website is located on the world wide web at http://www.nanosphere.us.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $32.9 million, $35.4 million and $40.6 million in the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $348.2 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.

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

Our products are subject to approval or clearance by the FDA or foreign governmental entities prior to their marketing for commercial use. The 510(k) clearance and premarket approval processes as well as the foreign approvals required to initiate sales outside the United States can be expensive, time consuming and uncertain. It may take as long as eighteen months or longer from submission to obtain 510(k) clearance, and from one to three years from submission to obtain premarket approval; however, it may take longer, and 510(k) clearance or premarket approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. Relative to larger organizations, we have limited experience in filing FDA applications for 510(k) clearance and premarket approval. There are no assurances that we will obtain any required clearance or approval. Any such failure, or any material delay in obtaining the clearance or approval, could harm our business, financial condition and results of operations.

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

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained 510(k) clearance or PMA approval for a product. These requirements include the Quality System Regulation, labeling requirements, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses and adverse event reporting regulations. Failure to comply with applicable FDA product regulatory requirements could result in warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future pre-market clearances or approvals, withdrawals or suspensions of current product applications and criminal prosecution. Any of these actions, in combination or alone, could prevent us from selling our products and would likely harm our business.

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

We are investing in the research and development of new products to expand the menu of testing options for the Verigene System. In order to commercialize our products, we are required to undertake time consuming and costly development activities, sometimes including clinical trials for which the outcome is uncertain. Products that appear promising during early development and preclinical studies may, nonetheless, fail to demonstrate the results needed to support regulatory approval. Even if we receive positive clinical results, we may still fail to obtain the necessary FDA 510(k) clearance and approvals.

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

As of December 31, 2012, our patent portfolio is comprised, on a worldwide basis, of 186 issued patents and 14 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately three additional technological claims.

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

In addition, we have non-exclusive licenses for 42 patents that cover 11 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2012 to 2027. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2012, our patent portfolio is comprised, on a worldwide basis, of 186 issued patents and 14 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2012 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

As of December 31, 2012, approximately 32% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Alfa-Tech, L.L.C., Anda-Proquest, L.L.C. and their respective affiliates, own 25% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive, research and development and manufacturing functions are all located at a 41,846 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2014. Our facilities lease includes the right of first offer on additional available space in our building. While we do not need to expand our facilities to meet anticipated demand for 2013, we will likely require expanded facilities to meet anticipated demand beyond 2013.

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

	High	Low
Fiscal year ended December 31, 2012
First Quarter	$2.21	$1.42
Second Quarter	2.55	1.51
Third Quarter	3.89	2.24
Fourth Quarter	3.74	2.39
Fiscal year ended December 31, 2011
First Quarter	$5.54	$2.97
Second Quarter	3.60	1.46
Third Quarter	2.41	0.91
Fourth Quarter	1.75	0.89

Stockholders

The last reported sale price of common stock on February 25, 2013 as reported on the NASDAQ Global Market was $2.01. As of February 25, 2013, there were 77 holders of record of our common stock.

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

Investment Return Analysis	December 2007	December 2008	December 2009	December 2010	December 2011	December 2012
Nanosphere	$100.00	$34.02	$46.03	$31.17	$10.51	$20.59
NASDAQ Composite	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
NASDAQ Biotechnology	$100.00	$87.37	$101.03	$116.19	$129.91	$171.36

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of the Company’s common stock that may be issued under the 2007 Plan, which is the Company’s only existing equity compensation plan under which grants can be made. Stockholders approved the Company’s 2007 Plan on March 27, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted Average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by stockholders	5,999,875	$4.01	1,397,760
Equity compensation plans not approved by stockholders	—	—	—
Total	5,999,875	$4.01	1,397,760

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

	As of December 31,
Statements of Operations Data:	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Total revenue	$5,078	$2,533	$2,026	$2,214	$1,367
Research and development expense	17,552	20,013	18,821	18,608	23,675
Sales, general and administrative expense	16,890	16,154	22,007	14,472	13,616
Net loss	(32,872)	(35,419)	(40,612)	(33,949)	(37,042)
Net loss attributable to common stock	(32,872)	(35,419)	(40,612)	(33,949)	(37,042)
Net loss per common share:
basic and diluted	(0.67)	(0.94)	(1.46)	(1.46)	(1.67)
Weighted average number of common shares:
basic and diluted (1)(2)(3)	49,193	37,800	27,755	23,302	22,213

	As of December 31,
Balance Sheet Data:	2012	2011	2010	2009	2008
	(in thousands)
Cash and cash equivalents (1)(2)(3)	$33,139	$39,273	$39,628	$76,689	$75,357
Working capital (1)(2)(3)	36,551	38,729	37,426	71,152	69,027
Total assets (1)(2)(3)	47,457	50,337	51,375	88,669	86,896
Long-term debt	—	—	—	—	3,352
Stockholders’ equity (1)(2)(3)	42,232	45,609	44,524	79,082	74,541

(1)	In July 2012, we completed an underwritten public offering of 12,075,000 shares of common stock at $2.40 per share. The Company received net proceeds from the offering of approximately $27 million.
(2)	In May 2011, we completed an underwritten public offering of 15,686,000 shares of common stock at $2.20 per share. The Company received net proceeds from the offering of approximately $32.2 million.
(3)	In October 2009, we completed an underwritten public offering of 5,405,000 shares of common stock at $7.00 per share. We received approximately $35.4 million of net proceeds from the offering.

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

During 2012, we received FDA(k) clearance for tests including new verigene tests:

•	Blood Culture – Gram Positive (BC-GP)

•	C. difficile

•	2C19 Genetic Variance

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing	510(k) cleared	CE IVD Marked

Blood Infection Panels • Blood Culture – Staphylococcus (BC-S) • Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Fungal (BC-F)	510(k) cleared 510(k) cleared(4) In development In development	CE IVD Marked CE IVD Marked CE IVD Pending In development

C. difficile	510(k) cleared	CE IVD Pending

Enteric Panel	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation	510(k) cleared(3)	CE IVD Marked

2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of this Annual Report on Form 10-K for the year ended December 31, 2012.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of this Annual Report on Form 10-K for the year ended December 31, 2012.
(3)	Currently cleared only for use with the Original Processor.
(4)	Received FDA 510(k) clearance in June 2012 and subsequent 510(k) clearance expanding the test’s intended use for use with all adult blood culture bottles received September 2012.

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

In the fourth quarter of 2009, we received 510(k) clearance from the FDA for our respiratory panel on the Processor SP. We believe that our respiratory assay on the Processor SP offers a simple-to-use molecular test for diagnosing respiratory infections and the flu, while providing improved sensitivity over currently available rapid tests. We have received 510(k) clearance for a package insert change for this assay confirming that the novel H1N1 virus is detected as a positive Influenza A when using our respiratory assay and the Processor SP.

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

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and fungal pathogens and resistance markers. These assays are designed to enable physicians to pinpoint bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we received CE IVD Mark for the BC-GP and FDA 510(k) clearance of BC-S, a subset of the BC-GP panel. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In September 2012 we received a 510(k) clearance which expanded the intended use of BC-GP for use with all adult blood culture bottles. The BC-GN and BC-F panels are in development.

We developed a test to detect C. difficile, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. We received 510(k) clearance from the FDA in the fourth quarter of 2012 for our C. difficile test.

Our development efforts also include an enteric bacteria test. Our enteric bacteria assay identifies the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria and viruses that are treated with various antibiotics and other drug therapies. This assay will require regulatory submission to the FDA and corresponding foreign regulatory bodies.

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

In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a 2C19 genetic variance test. This assay was CE IVD Marked during the first quarter of 2011.This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of clopidogrel, more commonly known by the trade name Plavix.

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

Ultra-Sensitive Protein Assays

Our ability to detect proteins at sensitivity levels that can be 100 times greater than current technologies may enable earlier detection of and intervention in diseases as well as enable the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We have developed, are currently developing or plan to develop diagnostic tests for markers that reveal the existence of a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.

The first ultra-sensitive protein test we plan to commercialize is for cardiac troponin I (“cTnI”), which is the gold standard biomarker for diagnosis of myocardial infarction, or heart attack, and identification of patients with acute coronary syndromes at risk for cardiovascular events. We may submit an assay for 510(k) clearance for use as a diagnostic tool for acute coronary syndromes, although we have no immediate plans to do so. Currently, we are focused on investigating the potential to sell this assay to commercial labs as a marker for cardiac risk. Early studies suggest that our ultra-sensitive cTnI test may also be a useful monitoring tool for chronic heart failure (“CHF”) patients. Larger studies and regulatory hurdles will need to be cleared before we market the assay for CHF monitoring purposes.

In addition to the cardiac troponin I assay, we have developed an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer. We also may develop ultra-sensitive protein assays in the areas of immunology, allergy and cancer.

Intellectual Property

As of December 31, 2012, our patent portfolio is comprised, on a worldwide basis, of 186 issued patents and 14 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately three additional technological claims.

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

In addition, as of December 31, 2012, we have non-exclusive licenses for at least 42 U.S. patents that cover 11 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2013 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

Financial Operations Overview

Revenue

Product sales revenue is derived from the sale or rental of the Verigene System, including test instruments and cartridges and related products sold to hospitals and commercial laboratories. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our marketing efforts are primarily focused on driving product sales rather than obtaining grants and contracts.

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. Clinical trial expenses related to regulatory filings and post marketing studies are included in sales, general and administrative expenses. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses will increase as additional sales and customer support are needed to drive and support customer growth.

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

Fiscal 2012 Compared to 2011

Revenues

Revenues were $5.1 million for fiscal 2012 as compared to $2.5 million for fiscal 2011. Product sales more than doubled, increasing from $2.4 million for 2011 to $5.0 million for 2012, driven by unit volume increases in both cartridge and system sales. The cartridge unit volume increase was driven primarily by an increase in our infectious disease customer base. Contract development and grant revenue was less than $0.1 million in 2012 as compared to $0.1 million for 2011.

Cost of Sales

For fiscal 2012, cost of sales was $3.5 million, as compared to $1.8 million for fiscal 2011, an increase proportional to the increase in product sales revenues.

Research and Development Expenses

Research and development expenses were $17.6 million for fiscal 2012 as compared to $20.0 million for fiscal 2011. This $2.4 million decrease in research and development expenses resulted from a shift in resources from development into manufacturing, with the labor cost included as inventory and cost of sales, combined with a reduction in spending on goods and materials.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased from $16.2 million for fiscal 2011 to $16.9 million for fiscal 2012 due to increased spending for the sales and customer support expansion, partially offset by a reduction in equity compensation expense.

Interest Expense

Interest expense was less than $0.1 million for 2012 and for 2011.

Interest Income

Interest income was less than $0.1 million for 2012 and for 2011.

Fiscal 2011 Compared to 2010

Revenues

Revenues were $2.5 million for fiscal 2011, as compared to $2.0 million for fiscal 2010. Product sales increased from $1.4 million for fiscal 2010 to $2.4 million for fiscal 2011, driven by an increase in consumables revenue and system sales. Contract development and grant revenue was $0.1 million for 2011 as compared to $0.6 million for 2010.

Cost of Sales

For fiscal 2011, cost of sales was $1.8 million, as compared to $2.6 million for fiscal 2010. During 2010, the Company established a valuation reserve of $0.7 million for the Original Processor inventory. This reserve was taken based on the Company’s plan to submit future assay applications to the FDA for use only on the Processor SP . In addition, license amortization expense was $0.3 million lower in 2011 than 2010 due to the expiration of a licensed patent.

Research and Development Expenses

Research and development expenses were $20.0 million for fiscal 2011 as compared to $18.8 million for fiscal 2010. The $1.2 million increase was driven almost entirely by an increase in goods and materials used for assay development and pre-clinical studies.

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

U.S. Treasury Grant

During fiscal 2010, the United States Department of the Treasury awarded the Company a grant of $1.0 million for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Other income (expense) – U.S. Treasury Grant” on the statement of operations.

Interest Expense

There was no interest expense for fiscal 2011, as compared to $0.3 million for fiscal 2010. The debt financing with Venture Lending and Leasing IV, Inc. and Venture Lending and Leasing V, Inc. matured August 2010.

Interest Income

Interest income was less than $0.1 million for 2011 and for 2010.

Liquidity and Capital Resources

From our inception in December 1999 through December 31, 2012, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2012, we had an accumulated deficit of approximately $348.2 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

We do not anticipate achieving positive operating cash flow in at least the next twelve months. We expect to increase investment in additional manufacturing scale-up, and to add to sales, marketing and customer support personnel during the next twelve months. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional debt or equity financing in the future to execute its business plans beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization and manufacturing capacity.

A customer may purchase the Verigene System instruments, lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. We may need to increase our investment in such systems rented to customers in order to support future customer growth. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the market value of such systems immediately, instead of over three to five years.

As of December 31, 2012, we had $33.1 million in cash and cash equivalents, compared to $39.3 million at December 31, 2011. Cash used in operations of $31.7 million for the year ended December 31, 2012 was up slightly as compared to $31.5 million in the year ended December 31, 2011. Cash used in operations for the year ended December 31, 2011 decreased slightly to $31.5 million from $31.6 million for the year ended December 31, 2010.

Net cash used in investing activities increased to $0.8 million for the year ended December 31, 2012 compared to $0.6 million for the year ended December 31, 2011 due to increased spending on manufacturing equipment. Net cash used in investing activities decreased from $1.6 million for the year ended December 31, 2010 compared to the $0.6 million for the year ended December 31, 2011 predominantly driven by the reduction in license fees paid.

Net cash provided by financing activities decreased to $26.4 million for the year ended December 31, 2012 compared to $31.7 million in cash provided by financing activities for the year ended December 31, 2011. The difference in net cash provided by financing activities is because the May 2011 underwritten public offering of 15,686,000 shares at $2.20 per share provided approximately $32.2 million in net proceeds whereas the July 2012 underwritten public offering of 12,075,000 shares at $2.40 per share provided approximately $27.0 million in net proceeds. Net cash provided by financing activities increased to $31.7 million for the year ended December 31, 2011 compared to $3.9 million in cash used for financing activities for the year ended December 31, 2010. This increase in cash flow was driven by the May 2011 underwritten public offering of 15,686,000 shares at $2.20 per share that provided approximately $32.2 million in net proceeds.

We may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost savings. The amount and the timing of the additional capital we will need to raise, if any, depend on many factors, including:

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $250 million. The Company also has federal research and development tax credit carryforwards of $10.3 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Commitments

As of December 31, 2012, the annual amounts of future minimum payments under certain of our contractual obligations were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease	$658	$463	$195	$—	$—
Obligations under license agreements	1,625	920	355	100	240

Total	$2,283	$1,383	$550	$100	$240

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (the Agreement”) to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the Agreement, the Company will pay a license and technology transfer fee of $1,865,000, payable in four installments. The first installment of $165,000 was due upon the execution of the Agreement, the second installment of $350,000 was paid on July 9, 2011, the third installment of $600,000 was paid July 9, 2012 and the remaining installment of $750,000 is payable on July 9, 2013. These fees represent full payment for use of the licensed patents during the term of the Agreement, which ends on the expiration date of the last patent issued and licensed under the Agreement.

License Agreements

We have entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $3.8 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2013 to 2027.

We previously entered into a license agreement with Northwestern which provides us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Thereafter, the license provides that we continue to have the first right to an exclusive license for all discoveries the International Institute for Nanotechnology at Northwestern develops in the field of biodiagnostics, however, the economic terms are to be negotiated in good faith by both parties. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.

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

Inventories

Inventories are carried at the lower of cost or market, using the first-in, first out method. Certain finished goods inventory is ultimately leased rather than sold, and upon the lease date is transferred to Property and equipment and subsequently depreciated to Cost of sales over their useful life.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2012 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced our interest income to $0 for the twelve month period ended December 31, 2012.

Item 8. Financial Statements and Supplementary Data.

The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.

Northbrook, Illinois

We have audited the accompanying balance sheets of Nanosphere, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.

Northbrook, Illinois

We have audited the internal control over financial reporting of Nanosphere, Inc. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2013

Nanosphere, Inc.

Balance Sheets

(dollars in thousands, except per share data)

	As of December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$33,139	$39,273
Accounts receivable	1,027	861
Inventories	7,326	2,325
Other current assets	284	248

Total current assets	41,776	42,707

PROPERTY AND EQUIPMENT — Net	2,872	4,522
INTANGIBLE ASSETS — Net of accumulated amortization	2,733	3,033
OTHER ASSETS	76	75

TOTAL ASSETS	$47,457	$50,337

CURRENT LIABILITIES:
Accounts payable	$2,446	$1,794
Accrued compensation	899	342
Other current liabilities	1,880	1,842

Total current liabilities	5,225	3,978
LONG-TERM LIABILITIES:
Other noncurrent liabilities	—	750

Total liabilities	5,225	4,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,090,437 shares and 44,070,437 shares issued and outstanding as of December 31, 2012 and 2011, respectively	561	441
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	388,868	359,493
Warrants to acquire common stock	992	992
Accumulated deficit	(348,189)	(315,317)

Total stockholders’ equity	42,232	45,609

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,457	$50,337

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
REVENUE:

Product sales	$5,034	$2,433	$1,416
Grant and contract revenue	44	100	610

Total revenue	5,078	2,533	2,026
COSTS AND EXPENSES:
Cost of sales	3,541	1,820	2,597
Research and development	17,552	20,013	18,821
Sales, general, and administrative	16,890	16,154	22,007

Total costs and expenses	37,983	37,987	43,425

Loss from operations	(32,905)	(35,454)	(41,399)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(8)	(13)	4
U.S. Treasury grant	—	—	978
Interest expense	(13)	—	(274)
Interest income	54	48	79

Total other income (expense)	33	35	787

NET LOSS	$(32,872)	$(35,419)	$(40,612)

Net loss per common share — basic and diluted	$(0.67)	$(0.94)	$(1.46)
Weighted average number of common shares outstanding — basic and diluted	49,193	37,800	27,755

See notes to financial statements.

Nanosphere, Inc.

Statements of Stockholders’ Equity

(dollars and shares in thousands)

				Warrants
			Additional	To Acquire
	Common Stock		Paid-In	Common	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total
BALANCE — January 1, 2010	28,422	$284	$312,660	$5,424	$(239,286)	$79,082

Share-based compensation	—	—	6,019	—	—	6,019
Exercise of stock options on common stock	9	—	35	—	—	35
Forfeiture of restricted stock	(22)	—	—	—	—	—
Net loss					(40,612)	(40,612)

BALANCE — December 31, 2010	28,409	284	318,714	5,424	(279,898)	44,524

Share-based compensation	29	—	4,411	—	—	4,411
Issuance of common stock from public offering, net of offering expenses	15,686	157	32,021	—	—	32,178
Forfeiture of restricted stock	(54)	—	(85)	—	—	(85)

Expiration of warrants to acquire common stock	—	—	4,432	(4,432)		—
Net loss					(35,419)	(35,419)

BALANCE — December 31, 2011	44,070	441	359,493	992	(315,317)	45,609

Share-based compensation	—	—	2,531	—	—	2,531
Issuance of common stock from public offering, net of offering expenses	12,075	121	26,843			26,964
Forfeiture of restricted stock	(55)	(1)	1	—	—	—
Net loss	—	—	—	—	(32,872)	(32,872)

BALANCE — December 31, 2012	56,090	$561	$388,868	$992	$(348,189)	$42,232

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,872)	$(35,419)	$(40,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,503	2,667	3,343
Amortization of financing costs and accretion of debt discount	—	—	119
Loss from write-off of intangible assets	—	—	292
Loss from disposal of fixed assets	—	28	21
Share-based compensation	2,531	4,411	6,019
Changes in operating assets and liabilities:
Accounts receivable	(166)	(663)	537
Inventories	(4,786)	(1,163)	(865)
Other current assets	(36)	425	(318)
Accounts payable	652	(1,547)	1,036
Accrued and other current liabilities	445	(215)	(1,199)

Net cash used in operating activities	(31,729)	(31,476)	(31,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(744)	(622)	(710)
Investments in intangible assets	(25)	—	(865)
Other	—	—	23

Net cash used in investing activities	(769)	(622)	(1,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	—	(3,917)
Proceeds from the issuance of common stock, net of offering expenses	26,964	32,178	—
Payments for restricted stock net settled upon vesting	—	(85)	—
Proceeds from stock option exercises	—	—	35
Payment of noncurrent liability	(600)	(350)	—

Net cash (used in) provided by financing activities	26,364	31,743	(3,882)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,134)	(355)	(37,061)
CASH AND CASH EQUIVALENTS — Beginning of year	39,273	39,628	76,689

CASH AND CASH EQUIVALENTS — End of year	$33,139	$39,273	$39,628

NONCASH INVESTING AND FINANCING ACTIVITIES:
License costs capitalized and included in other current liabilities	$—	$—	$350
License costs capitalized and included in other noncurrent liabilities	—	—	1,350
Reclassification of inventory to (from) property and equipment	(215)	1,266	1,378

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of December 31, 2012 and 2011, and

For the years ended December 31, 2012, 2011 and 2010

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

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $348.2 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional debt or equity financing in the future to execute on its current or future business strategies beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. The majority of these funds are held in interest-bearing money market and bank checking accounts. Interest income for all investment accounts is recorded on the accrual basis as earned.

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

Property and Equipment — Property and equipment are recorded at cost and generally depreciated using the straight-line method over the assets’ estimated useful lives, which are:

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

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of upfront license fees begins upon the initial use of the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from 2.4 years to 14.25 years. Such amortization of upfront license fees is classified in Cost of sales on the statement of operations. Purchased intellectual property also includes purchased patents and patent rights. These patents and patent rights are amortized using a straight-line method over the remaining 7.5 years of the patent, and the amortization expense is classified in research and development expense on the statement of operations.

Deferred Financing Costs — Deferred financing costs of $0.1 million incurred in connection with the Company’s issuance of debt were amortized over the life of the debt using the effective interest rate method with amortization of such costs being charged to interest expense. The deferred financing costs were fully amortized by December 31, 2010.

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

The December 31, 2011 cash flow statement has been corrected to present $0.7 million of cash outflows for the payment of liabilities that arose from the purchase of certain intangible assets as a financing activity rather than an investing activity as the payments were made on a long term basis.

Statement of Operations — The company has no comprehensive income or loss items other than the Net Loss for the years presented.

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

The Company’s sales contracts are considered multiple deliverable arrangements because the contract terms provide a fixed price for the sale of the Verigene System and a fixed price for the sale of cartridges over the term of the contract. Under these arrangements, the Company recognized revenue upon delivery of the products and allocates the revenue based on the relative selling price of each deliverable, which is based primarily on vendor specific objective evidence.

Research and Development Costs — Research and development costs, consisting of employee wages and benefits, development materials and equipment and facility costs, are expensed as incurred.

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

Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share” , for the years ended December 31, 2012, 2011 and 2010. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the years ended December 31, 2012, 2011 and 2010 excluded 299,000 shares, 354,000 shares and 650,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet at December 31, 2012 and 2011, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the years ended December 31, 2012, 2011 and 2010 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Year ended December 31,
	2012	2011	2010
Restricted stock	299,000	354,000	650,000
Stock options	5,999,875	4,663,760	4,208,830
Common stock warrants	164,925	164,925	1,300,119

	6,463,800	5,182,685	6,158,949

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of December 31, 2012 and 2011 comprise the following (in thousands):

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property — licenses	$4,061	$(1,660)	$2,401	$4,036	$(1,392)	$2,644
Patents	455	(123)	332	455	(66)	389

	$4,516	$(1,783)	$2,733	$4,491	$(1,458)	$3,033

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (“the License Agreement”) for a fee of $1,850,000 to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the License Agreement, the Company will pay a license and technology transfer fee, payable in four installments. The license fee is reflected in “Intangible Assets — Net of accumulated amortization” in the balance sheet and amounts as of December 31, 2012 and 2011 were $1,663,000 and $1,813,000, respectively. The first installment of $165,000, including a $15,000 of technology transfer fee, was paid upon the execution of the License Agreement. The second installment of $350,000 was paid on July 9, 2011. The third installment of $600,000 was paid on July 9, 2012. The final installment of $750,000 is payable July 9, 2013, and is reflected in “Current Liabilities – Other Current Liabilities” on the balance sheet as of December 31, 2012. These fees represent full payment for use of the licensed patents during the term of the License Agreement, which ends on the expiration date of the last patent issued and licensed under the License Agreement.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

The Company acquired patents and patent rights from Eppendorf AG on August 18, 2010. See Note 10.

Amortization expense for intangible assets was $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2013	$325
2014	325
2015	320
2016	307
2017	291
Thereafter	$1,165

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of December 31, 2012. The amortization period related to $1.8 million of licenses began in the fourth quarter 2011 when the Company began using the licensed technology. During the year ended December 31, 2010, the Company wrote off capitalized license fees of $0.3 million associated with licenses which the Company did not plan to utilize in the Verigene System. There were no license costs written off in the years ended December 31, 2012 and 2011.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of $0.1 million for these services in each of the years ended December 31, 2012, 2011 and 2010.

Lurie Investment Fund, LLC, a 5% stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock at $2.40 per share in the Company’s July 2012 underwritten public offering on the same terms and conditions as all non-affiliate investors in the offering. Mark Slezak, who was a director of the Company, was the managing member of Lurie Investment Fund, LLC in July 2012.

Alpha-Tech, LLC, a 5% stockholder of the Company, and Anda-Proquest, LLC, an affiliate of Alpha-Tech, LLC, purchased 1,350,000 shares each of the Company’s common stock at $2.20 per share in the Company’s May 2011 underwritten public offering on the same terms and conditions as all non-affiliate investors in the offering. Mark Slezak, who was a director of the Company, was the managing member of Alpha-Tech, LLC and Anda-Proquest, LLC in May 2011.

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

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

Approximately 27% of the options granted and outstanding contain “accelerated vesting” provisions. The service period over which compensation expense is recognized for options which include the accelerated vesting provision is the shorter of the seven year cliff term or the projected timeframe for achieving the company-wide performance goals.

The weighted average grant date fair value of options in 2012, 2011 and 2010 was $1.41, $4.04 and $3.55, respectively. The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Expected dividend yield	0%	0%	0%
Expected volatility	92%	90%	100%
Risk free interest rate	1.06%	1.32%	2.46%
Weighted-average expected option life	6.1 years	5.3 years	6.1 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.39	$1.28	$3.99
Estimated forfeiture rate for unvested options	4.9%	0.4%	11.9%

The expected volatility for option awards granted during 2010, 2011 and 2012 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost associated with the option awards was $2.1 million, $3.0 million and $4.5 million in 2012, 2011 and 2010, respectively.

As of December 31, 2012, the total compensation cost not yet recognized related to the nonvested awards is approximately $3.1 million, which amount is expected to be recognized over the next 1.7 years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the Plan as of December 31, 2012, and for the year then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2012	4,663,760	$5.09
Granted	1,854,907	$1.84
Exercised	—	$—
Expired	(323,635)	$6.55
Forfeited	(195,157)	$5.61

Outstanding — December 31, 2012	5,999,875	$3.99	6.63	$2,569,117

Exercisable — December 31, 2012	3,221,463	$4.82	5.55	$709,113

Vested and Expected to Vest — December 31, 2012	5,872,068	$4.01	6.60	$2,483,557

The intrinsic value of options exercised in 2011 and 2010 was less than $0.1 million.

Included in the number of options outstanding at December 31, 2012, are 1,610,386 options with a weighted average exercise price of $5.21 per share that have accelerated vesting provisions based on the criteria mentioned above. As of December 31, 2012, 48% of all outstanding options with accelerated vesting provisions was vested. The total fair value of option shares vested during 2012, 2011 and 2010 was $2.7 million, $2.9 million and $2.0 million, respectively.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

In November 2009, the Company granted 672,500 shares of restricted stock under the 2007 Plan, of which 50% vested on the two-year anniversary of the grant date and were subject to forfeiture until vested, and 50% will vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. The weighted average grant-date fair value was $6.06 per share. During fiscal 2011, the Company granted 29,000 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. The weighted average grant-date fair value was $4.02 per share. During fiscal 2011, 325,000 shares of restricted stock vested and 53,069 shares of restricted stock were forfeited. The total fair value of restricted stock shares that vested was $2.0 million during 2011 and there were no shares of restricted stock that vested in 2012 and 2010. During fiscal 2012, 55,000 shares of restricted stock were forfeited. The Company recognized $0.5 million, $1.4 million and $1.5 million in compensation expense associated with the restricted stock during 2012, 2011 and 2010, respectively. As of December 31, 2012, the total compensation cost not yet recognized related to the nonvested restricted stock awards is approximately $0.4 million, which amount is expected to be recognized over a weighted average term of approximately 1 year.

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

NOL carryforwards of approximately $250 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2031. The Company also has federal research and development tax credit carryforwards of $10.3 million which will expire from 2020 through 2031. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Deferred tax assets:
Net operating losses	$100,836	$88,229
Research and development credits	10,276	10,276
Share-based compensation	2,571	2,294
Amortization of intangible assets	1,145	1,179
Other	405	262

	115,233	102,240
Valuation allowance	(115,056)	(101,995)

Net deferred tax assets after valuation allowance	177	245
Deferred tax liabilities:
Depreciation on property and equipment	(177)	(245)

Deferred tax assets — net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	6.3%	6.3%	4.8%
Other	(1.4)%	(8.1)%	(6.7)%
Valuation allowance	(38.9)%	(32.2)%	(32.1)%

	0.0%	0.0%	0.0%

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

As of December 31, 2012 and 2011, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2012, 2011 and 2010 or accrued on the balance sheets as of December 31, 2012 and 2011.

The Company files tax returns in the U.S. and various states. All tax years since 1999 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

8. License Agreements

In 2006, the Company entered into a license agreement with Northwestern University (“Northwestern”), which provides the Company with an exclusive license to certain existing patents and patent applications owned by Northwestern and future inventions developed by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, or Nanotechnology, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules, or Biobarcode Technology. The license is limited to discoveries in the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations through January 1, 2013. Thereafter, the license provides that we continue to have the first right to an exclusive license for all discoveries the International Institute for Nanotechnology at Northwestern develops in the field of biodiagnostics, however, the economic terms are to be negotiated in good faith by both parties.

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2012, the Company has paid aggregate initial license fees of $3.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Royalties on net sales are classified in Cost of sales. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2013, 2014 and 2015 and are $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.

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

The Company completed an underwritten public offering of 12,075,000 shares of common stock on July 19, 2012 at a public offering price of $2.40 per share, less underwriting discounts and commissions. Net proceeds from the public offering were approximately $27.0 million.

Registration Rights

Pursuant to an agreement between the Company and certain of its stockholders, the Company had granted the following demand registration rights to Mr. Mark Slezak, who is a former member of the Company’s board of directors, AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates, and Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders. Mr. William P. Moffitt, III, the Company’s former chief executive officer and a former member of the board of directors, and Dr. Chad Mirkin, a member of the board of directors, are parties to this agreement, but do not have the right to demand registration. At any time after the earlier to occur of (1) 120 days after the closing of an initial public offering, which occurred on November 6, 2007, or (2) April 1, 2010:

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

Warrants

Prior to the completion of the Company’s initial public offering, the Company issued warrants to purchase shares of convertible preferred stock in connection with certain of the convertible preferred stock financings. Certain of these warrants were converted to common stock warrants upon the closing of the initial public offering. As of December 31, 2010 there were outstanding warrants to acquire shares of common stock of 1,300,119. In April 2011, 1,135,194 warrants expired. As of December 31, 2011 and 2012, there were outstanding warrants to acquire shares of common stock of 164,925. The exercise price of the warrants outstanding at December 31, 2012 is $8.75 and such warrants expire in April 2013.

10. Commitments and Contingencies

In August 2009, the Company executed a lease renewal which commenced in June 2011 and ends in May 2014. Under the terms of the lease renewal, the Company has two successive three year options to renew the lease, and the Company has the right of first refusal to lease additional space within the facility.

Rent and operating expenses associated with the office and laboratory space were $0.6 million, $0.7 million and $0.6 million in 2012, 2011 and 2010, respectively.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

Annual future minimum obligations for the operating lease as of December 31, 2012 are as follows (in thousands):

Years Ending December 31	Operating Lease
2013	$463
2014	195

Total minimum lease payments	$658

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

11. Long-Term Debt

In February 2007, the Company entered into two loan and security agreements, with commitments for debt financing with Venture Lending & Leasing IV, Inc., and Venture Lending & Leasing V, Inc. The Company borrowed $12.5 million under these agreements in February 2007. Interest rates under the agreements were 12.5% for the initial twelve month period and 10.0% during the following thirty month period. Notes issued pursuant to this commitment were secured by a first security lien on all of the Company’s assets including intellectual property. This debt matured and was repaid in August 2010.

The $12.5 million of proceeds received were allocated to debt and the Series D Convertible Preferred Stock based on their fair values at the borrowing date with $1.9 million allocated to Series D Convertible Preferred Stock and the remaining $10.6 million allocated to debt. The discount on the debt of $1.9 million resulted in an effective interest rate on the debt of 21% and the discount was amortized as interest expense over the term of the debt following the interest method. Interest expense on this debt for the year ended December 31, 2010 was $0.3 million which included $0.1 million of discount amortization. Cash interest paid on this debt was $0.2 million for the year ended December 31, 2010.

12. Supplemental Financial Information

Inventories:	2012	2011
	(in thousands)
Raw materials	$1,910	$1,021
Work-in-process	300	64
Finished goods	5,116	1,240

Total	$7,326	$2,325

During 2010, the Company established a valuation reserve of $0.7 million for most of the original Verigene System processor inventory. The valuation reserve was $0.7 million as of December 31, 2012 and 2011.

Nanosphere, Inc.

Notes to Financial Statements — (Continued)

Property and Equipment — Net:	2012	2011
	(in thousands)
Equipment with customers	$2,228	$2,467
Computer equipment and software	944	935
Laboratory equipment	6,747	6,866
Furniture and fixtures	269	269
Leasehold improvements	2,878	2,878
Manufacturing equipment	5,031	4,561
Office equipment	67	67
Tooling	1,462	1,461

Total property and equipment — at cost	19,626	19,504
Less accumulated depreciation	(16,754)	(14,982)

Property and Equipment — Net	$2,872	$4,522

Other Current Liabilities:	2012	2011
	(in thousands)
Accrued clinical trial expenses	$205	$292
Accrued license fees	855	632
All other	820	918

Total	$1,880	$1,842

13. Selected Quarterly Financial Data (Unaudited)

	2012 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$1,299	$1,345	$865	$1,569
Gross profit	$386	$461	$226	$464
Loss from operations	$(8,074)	$(8,451)	$(8,761)	$(7,619)
Net loss	$(8,061)	$(8,439)	$(8,749)	$(7,623)
Per share data:
Net loss per common share — basic and diluted	$(0.18)	$(0.19)	$(0.16)	$(0.14)

	2011 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$640	$509	$556	$828
Gross profit	$149	$135	$187	$242
Loss from operations	$(8,896)	$(8,439)	$(9,481)	$(8,638)
Net loss	$(8,889)	$(8,435)	$(9,473)	$(8,622)
Per share data:
Net loss per common share — basic and diluted	$(0.32)	$(0.23)	$(0.22)	$(0.17)

14. Subsequent Events

On February 8, 2013, Sheli Z. Rosenberg and Michael J. Ward were elected to the Board to fill the vacancies created by the resignations of Mark Slezak and William T. White. Concurrent with her election to the Board, Ms. Rosenberg also was appointed to serve as Chair of the Board. In addition, the Board terminated without cause the employment of William P. Moffitt, III as President and Chief Executive Officer of the Company. Mr. Moffitt tendered his resignation as a member of the Board on February 10, 2013 and Roy N. Davis, an independent board member, tendered his resignation on February 11, 2013.

Also on February 8, 2013, each of the “Lurie Entities” (Lurie Investment Fund, L.L.C., Alfa-Tech, L.L.C., AOQ Trust, ANDA-ProQuest, L.L.C., LFT Partnership, Ann & Robert H. Lurie Foundation, Lurie Investments, Inc. and Ann Lurie) executed a lock-up agreement pursuant to which each of the Lurie Entities has agreed that until February 8, 2014, they shall not sell any shares of the Company’s common stock or transfer ownership of the Company’s common stock.

Also on February 8, 2013, Michael K. McGarrity, the Company’s Vice President of Sales and Marketing and Chief Commercial Officer, was promoted to President and Chief Executive Officer of the Company to succeed Mr. Moffitt. Mr. McGarrity was appointed as a member of the Board on February 10, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework , the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. Their report is included in this Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On February 22, 2013, the Company received notification from the NASDAQ Stock Market that the Company was not in compliance with the audit committee composition requirements under NASDAQ Stock Market Rule 5605(c)(2)(A) as a result of the vacancy on the audit committee that has existed since May 30, 2012. In accordance with NASDAQ Stock Market Rule 5605(c)(4)(B), the Company has until the earlier to occur of May 30, 2013 or the Company’s 2013 annual meeting of stockholders to fill the vacancy on the audit committee to regain compliance with Rule 5605(c)(2)(A). On February 28, 2013, at a regularly scheduled meeting of the Company’s board of directors, director Sheli Rosenberg was appointed to fill the vacancy on the audit committee. In addition, director Michael Ward was appointed to fill vacancies on the compensation committee and the corporate governance and nominating committee.

The Company promptly notified the NASDAQ Stock Market of these board committee appointments and received notice from the NASDAQ Stock Market on February 28, 2013 that the Company had regained compliance with NASDAQ Stock Market Rule 5605(c)(2)(A).

The foregoing information is being disclosed under this Item 9B in lieu of disclosure under Item 3.01 of Form 8-K.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 29, 2013, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May  29, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 29, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 29, 2013, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 29, 2013, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

(a)(2)	Financial Statement Schedules

None

(a)(3)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)

3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)

4.1	Specimen of common stock certificate (4) (Exhibit 4.3)

10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)

10.2	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Non-Qualified Stock Option Award Agreement, as amended (1) (Exhibit 10.2)

10.3	Form of Nanosphere, Inc. 2000 Equity Incentive Plan Option Award Agreement (1) (Exhibit 10.3)

10.4	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)

10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)

10.6	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)

10.7	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)

10.8	Employment Agreement, dated as of July 19, 2004, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (1) (Exhibit 10.8)

10.9	Restricted Stock Purchase Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III (3) (Exhibit 10.9)

10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)

10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)

10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)

10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)

10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)

10.15	Severance Agreement, dated as of June 4, 2007, by and between Nanosphere, Inc. and Stephen Wasko (1) (Exhibit 10.15)

Exhibit Number	Exhibit Description
10.16	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)

10.17	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)

10.18	Lease with Motorola, Inc., dated as of March 24, 2003, as amended (1) (Exhibit 10.18)

10.19	Loan and Security Agreement, dated as of February 7, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing IV, Inc. (1) (Exhibit 10.19)

10.20	Loan and Security Agreement, dated as of February 21, 2007, by and between Nanosphere, Inc. and Venture Lending & Leasing V, Inc. (1) (Exhibit 10.20)

10.21	Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)

10.22	Bonus Agreement, dated as of March 16, 2006, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (2) (Exhibit 10.22)

10.23	Series D Preferred Stock and Warrant Purchase Agreement, dated as of April 12, 2006 (2) (Exhibit 10.24)

10.24	Note Purchase Agreement, dated as of March 15, 2006, by and between Nanosphere, Inc. and Lurie Investment Fund, L.L.C. (2) (Exhibit 10.28)

10.25	Form of Indemnification Agreement (3) (Exhibit 10.29)

10.26	Non-Exclusive Financial Advisory Services Engagement Letter, dated as of August 8, 2007, by and between Nanosphere, Inc. and Allen & Company LLC (4) (Exhibit 10.30)

10.27	Amended and Restated Employment Agreement dated as of January 1, 2009, between Nanosphere, Inc. and Mr. William P. Moffitt (5) (Exhibit 10.31)

10.28	Second Amended and Restated Registration Rights Agreement, dated August 19, 2009 (6) (Exhibit 10.1)

10.29	Lease Agreement, dated August 28, 2009, between Nanosphere, Inc. and Northbrook Commercial Properties, LLC (7) (Exhibit 10.1)

10.30	License Agreement, dated July 9, 2010, between Nanosphere, Inc. and Accelr8 Technology Corporation (8) (Exhibit 10.1)

10.31	Settlement Agreement and Intellectual Property Purchase Agreement, dated August 18, 2010, between Nanosphere, Inc. and Eppendorf AG (9) (Exhibit 10.1)

10.33	Second Amended and Restated Employment Agreement, dated as of December 28, 2011, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (10) (Exhibit 10.1)

10.34	Stock Option Award Agreement dated, as of December 28, 2011, by and between Nanosphere, Inc. and William P. Moffitt III (11) (Exhibit 10.34)

10.35 23.1

Third Amended and Restated Employment Agreement, dated as of January 1, 2013, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (12) (Exhibit 10.1)

Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.1	The following financial statements from Nanosphere, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes of Consolidated Financial Statements*

*	Filed herewith
#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.
(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-1 as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-1 as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.
(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-1 as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 24, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 30, 2011. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2012. The exhibit reference in parentheses indicates the corresponding exhibit number in such Annual Report.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 2, 2013. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ Michael McGarrity
Michael McGarrity
President and Chief Executive Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Michael K. McGarrity	President, Chief Executive Officer,	February 28, 2013
Michael K. McGarrity	Director (principal executive officer)

/s/ Roger Moody	Chief Financial Officer, Treasurer	February 28, 2013
Roger Moody	(principal financial officer and principal accounting officer)

/s/ Sheli Z. Rosenberg	Chair of the board of directors	February 28, 2013
Sheli Z. Rosenberg

/s/ Michael J. Ward	Director	February 28, 2013
Michael J. Ward

/s/ André de Bruin	Director	February 28, 2013
André de Bruin

/s/ Chad A. Mirkin	Director	February 28, 2013
Chad A. Mirkin

/s/ Lorin J. Randall	Director	February 28, 2013
Lorin J. Randall