Form 10-Q
period 2013-03-31
NANOSPHERE INC
filed 2013-05-08
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 3, 2013 was 56,010,764.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$24,315	$33,139
Accounts receivable	1,818	1,027
Inventories	7,971	7,326
Other current assets	572	284

Total current assets	34,676	41,776
PROPERTY AND EQUIPMENT— Net	3,096	2,872
INTANGIBLE ASSETS — Net of accumulated amortization	2,652	2,733
OTHER ASSETS	75	76

TOTAL	$40,499	$47,457

CURRENT LIABILITIES:
Accounts payable	$2,378	$2,446
Accrued compensation	1,697	899
Other current liabilities	2,327	1,880

Total current liabilities	6,402	5,225
LONG-TERM LIABILITIES:
Other noncurrent liabilities	—	—

Total liabilities	6,402	5,225
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,090,437 and 44,040,437 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	561	561
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	389,267	388,868
Warrants to acquire common stock	992	992
Accumulated deficit	(356,723)	(348,189)

Total stockholders’ equity	34,097	42,232

TOTAL	$40,499	$47,457

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012
REVENUE:
Product sales	$2,369	$1,286
Grant and contract revenue	—	13

Total revenue	2,369	1,299
COSTS AND EXPENSES:
Cost of sales	1,537	913
Research and development	4,062	4,435
Sales, general, and administrative	5,309	4,025

Total costs and expenses	10,908	9,373

Loss from operations	(8,539)	(8,074)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(2)	(1)
Interest income	7	14

Total other income (expense)	5	13

NET LOSS	$(8,534)	$(8,061)

Net loss per common share — basic and diluted	$(0.15)	$(0.18)
Weighted average number of common shares outstanding — basic and diluted	55,802	43,716

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,534)	$(8,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582	716
Share-based compensation	399	628
Changes in operating assets and liabilities:
Accounts receivable	(791)	(14)
Inventories	(936)	(1,046)
Other current assets	(288)	(416)
Accounts payable	(68)	569
Accrued and other current liabilities	1,245	139

Net cash used in operating activities	(8,391)	(7,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(433)	—
Investments in intangible assets	—	(25)

Net cash used in investing activities	(433)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,824)	(7,510)
CASH AND CASH EQUIVALENTS — Beginning of period	33,139	39,273

CASH AND CASH EQUIVALENTS — End of period	$24,315	$31,763

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$291	$(134)

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of March 31, 2013 and

For the Three Month Periods Ended March 31, 2013 and 2012

(Unaudited)

1. Description	of Business

Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.

Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2012 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, property and equipment, intangible assets, current liabilities and share-based compensation. Actual results could differ from those estimates.

2. Liquidity	and Capital Resources

The Company has incurred net losses attributable to common stock of $356.7 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. The Company drew down $12 million of the facility on May 6, 2013, and the remaining $10 million can be drawn upon achievement of certain conditions. Under the loan agreement, Nanosphere will repay interest only on a monthly basis for the first 12 months and thereafter Nanosphere will repay the principal and interest on a monthly basis for 36 months through the maturity date. If the second tranche is taken by Nanosphere, the interest only period extends to 24 months followed by the 36 months of principal and interest amortization period. See footnote 8. Stockholders’ Equity for a description of warrants issued to Silicon Valley Bank and Oxford Finance LLC in connection with this debt agreement.

Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional debt or equity financing in the future to execute on its current or future business strategies beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

3. Net Loss	Per Common Share

Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the years ended March 31, 2013 and 2012. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three month periods ended March 31, 2013 and 2012 excluded 284,500 and 324,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the three month periods ended March 31, 2013 and 2012 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three month Periods Ended March 31,
	2013	2012
Restricted stock	284,500	324,000
Stock options	5,944,460	6,084,935
Common stock warrants	164,925	164,925

	6,393,885	6,573,860

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of March 31, 2013 and December 31, 2012 comprise the following (in thousands):

	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property — licenses	$4,061	$(1,740)	$2,321	$4,061	$(1,660)	$2,401
Patents	455	(124)	331	455	(123)	332

	$4,516	$(1,864)	$2,652	$4,516	$(1,783)	$2,733

Amortization expense for intangible assets was less than $0.1 million in each of the three month periods ended March 31, 2013 and 2012. Estimated future amortization expense is as follows:

Years Ending December 31
2013 (Period from April 1 to December 31)	$244
2014	325
2015	320
2016	307
2017	291
Thereafter	1,165

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of March 31, 2013.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services in each of the three month periods ended March 31, 2013 and 2012. On March 27, 2013, the Company advised Dr. Mirkin that his consulting agreement would not be renewed and would expire pursuant to its terms on May 31, 2013. On April 22, 2013, Dr. Mirkin advised the Company that he would not stand for re-election to the Company’s board of directors at the 2013 annual meeting and would retire from the board of directors at the expiration of his current term.

6. Equity Incentive	Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 27% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the three month period ended March 31, 2013 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	86%
Risk free interest rate	1.07%
Weighted-average expected option life	6.25 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$2.05
Estimated forfeiture rate for unvested options	1.5%

The expected volatility for option awards granted during 2012 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option.

Total compensation cost recognized for all stock option awards was $0.3 million and $0.5 million in the three month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $2.3 million, which amount is expected to be recognized over the next three years, with a weighted average term of 1.5 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

A summary of option activity under the plans as of March 31, 2013, and for three month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2013	5,999,875	$3.99
Granted	6,853	$2.83
Expired	(13,380)	$7.21
Forfeited	(48,888)	$3.45

Outstanding — March 31, 2013	5,944,460	$3.99	6.37	$1,083,386

Exercisable — March 31, 2013	3,660,598	$4.49	5.70	$536,676

Vested and Expected to Vest — March 31, 2013	5,839,402	$4.00	6.35	$1,058,237

There were no options exercised in the three month periods ended March 31, 2013 or March 31, 2012.

Included in the number of options outstanding at March 31, 2013 are 1,609,986 options with a weighted average exercise price of $5.21 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three month periods ended March 31, 2013 and 2012 were $0.7 million.

As of January 1, 2013, there were 299,000 shares of restricted stock outstanding under the 2007 Plan and during the three month period ended March 31, 2013, no shares were forfeited and no additional shares of restricted stock were granted. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. There were 14,500 shares that vested during the three month period ended March 31, 2013. The Company recognized $0.1 million in restricted stock compensation expense during the three month periods ended March 31, 2013 and 2012. As of March 31, 2013, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $0.3 million, which amount is expected to be recognized over a weighted average term of less than one year.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2013, the Company has paid aggregate initial license fees of $3.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2013, 2014 and 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.

8. Stockholders’ Equity

As of both March 31, 2013 and December 31, 2012, there were outstanding warrants to acquire 164,925 shares of common stock. These warrants have an exercise price of $8.75 per share and an expiration date of April 2013. In connection with the loan agreement dated May 6, 2013, the Company issued warrants to Silicon Valley Bank and Oxford Finance LLC to acquire 136,019 shares of common stock with an exercise price of $2.6467 and an expiration date of May 6, 2020. See footnote 2. Liquidity and Capital Resources for a description of the terms of the loan agreement.

Nanosphere, Inc.

Notes to Financial Statements – (Continued)

(Unaudited)

9. Commitments and Contingencies

Rent and operating expenses associated with the office and laboratory space were $0.2 million for the three month periods ended March 31, 2013 and 2012.

Annual future minimum obligations for the operating leases as of March 31, 2013, are as follows (in thousands):

Years Ending December 31	Operating Lease
2013 (Period from April 1 to December 31)	$349
2014	195

Total minimum lease payments	$544

10. Subsequent Events

There were no subsequent events other than those described in footnote 2. Liquidity and Capital Resources and footnote 8. Stockholders’ Equity.

11. Supplemental Financial Information

	March 31, 2013	December 31, 2012
	(in thousands)
Inventories:
Raw materials	$2,264	$1,910
Work-in-process	157	300
Finished goods	5,550	5,116

Total	$7,971	$7,326

	March 31, 2013	December 31, 2012
	(in thousands)
Property and Equipment — Net:
Total property and equipment — at cost	$20,185	$19,626
Less accumulated depreciation	(17,089)	(16,754)

Property and equipment — net	$3,096	$2,872

	March 31, 2013	December 31, 2012
	(in thousands)
Other Current Liabilities:
Accrued clinical trial expenses	$245	$205
Accrued license fees	969	855
All other	1,113	820

Total	$2,327	$1,880

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated by these forward-looking statements as a result of various factors, including but not limited to:

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

The Verigene System is differentiated by its ease of use, rapid turnaround times and ability to detect many targets on a single test, referred to as “multiplexing.” It provides a lower cost alternative for laboratories already performing molecular diagnostic testing and enables smaller laboratories and hospitals without advanced diagnostic capabilities to perform molecular testing. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the clinical diagnostics market.

Our test menu is designed to fulfill the following unmet hospital laboratory needs:

1)	the conversion of microbiology to molecular methods to more rapidly aid the diagnosis of infectious diseases;

2)	point-of-care pharmacogenetics to ensure that appropriate therapies are prescribed; and

3)	earlier detection of life threatening disease through ultra-sensitive protein assays.

The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test consumables. Certain assays, such as the Warfarin metabolism and hyper-coagulation tests, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and we plan to develop and seek regulatory approval of all future assays on the Processor SP.

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays
Respiratory Virus Panel with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Blood Infection Panels
• Blood Culture –Staphylococcus (BC-S)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	In development	CE IVD Marked(4)
• Blood Culture – Yeast (BC-Y)	In development	In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked(4)
Enteric Pathogens Panel (EP)	In development	In development

Human Pharmacogenetic Assays
Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked
Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked
CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays
Cardiac Troponin I	In development	In development
Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2012.
(3)	Currently cleared only for use with the Original Processor.
(4)	Obtained CE IVD Mark in first quarter 2013.

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

In the first quarter of 2011, we received 510(k) clearance from the FDA and obtained CE IVD Mark for our respiratory assay that includes subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, as well as the targets on our previously cleared respiratory assay. We believe this was the first sample-to-result moderate-complexity molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals and demonstrating the multiplexing capability of the Verigene System. The demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses.

We developed a test to detect C. difficile, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. For our C. difficile test, we received 510(k) clearance from the FDA in the fourth quarter of 2012 and obtained CE IVD Mark in the first quarter of 2013.

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers within patients with blood stream infections. These panels include gram positive, gram negative and yeast/fungal pathogens and resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days. Treatment is sometimes begun before current traditional bacterial identification assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was the gram positive panel that represents approximately 65% of blood stream infections. In the fourth quarter of 2011 we obtained CE IVD Mark for the BC-GP and received FDA 510(k) clearance of BC-S, a subset of the BC-GP panel. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In September 2012 we received a 510(k) clearance which expanded the intended use of BC-GP for use with all adult blood culture bottles. The BC-GN assay is in clinical trials and we obtained CE IVD Mark for this assay in the first quarter of 2013. The BC-Y panel is in development.

Our development efforts also include an enteric pathogens bacterial and viral test. Our enteric pathogens assay identifies the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of bacteria and viruses that are treated with various antibiotics and other drug therapies. This assay will require regulatory clearance from the FDA and submission to corresponding foreign regulatory bodies.

We also plan to develop an expanded respiratory infection panel that includes additional targets that are not included in our existing respiratory virus assay.

Human Pharmacogenetic Assays

Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run on-site for their patients. Our Verigene System and human and pharmacogenetic test menu addresses these hospital needs. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to address these testing needs.

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

In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a CYP2C19 genetic variance test. This assay was CE IVD Marked during the first quarter of 2011.This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of CYP2C19-metabolized therapeutic agents including clopidogrel, more commonly known by the trade name Plavix.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.5 million for the three month period ended March 31, 2013 and $8.1 million for the three month period ended March 31, 2012. As of March 31, 2013, we had an accumulated deficit of approximately $356.7 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. The Company drew down $12 million of the facility on May 6, 2013, and the remaining $10 million can be drawn upon achievement of certain conditions. Under the loan agreement, Nanosphere will repay interest only on a monthly basis for the first 12 months and thereafter Nanosphere will repay the principal and interest on a monthly basis for 36 months through the maturity date. If the second tranche is taken by Nanosphere, the interest only period extends to 24 months followed by the 36 months of principal and interest amortization period. See footnote 8. Stockholders’ Equity in the Notes to Financial Statements for a description of warrants issued to Silicon Valley Bank and Oxford Finance LLC in connection with this debt agreement.

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

Research and Development Expenses

Research and development expenses include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System and expand the infectious disease, genomic and protein tests.

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

Three month Period Ended March 31, 2013 Compared to the Three month Period Ended March 31, 2012

Revenues

Revenues were $2.4 million for the three month period ended March 31, 2013, as compared to $1.3 million for the three month period ended March 31, 2012. This 82% increase in revenue was driven primarily by test cartridge sales to US microbiology customers.

Cost of Sales

Cost of sales increased to $1.5 million for the three month period ended March 31, 2013 from $0.9 million for the three month period ended March 31, 2012. This 68% increase in cost was due to higher volume of both cartridge and instrument sales during the first quarter of 2013, partially offset by lower per unit cartridge manufacturing expenses.

Research and Development Expenses

Research and development expenses decreased to $4.1 million for the three month period ended March 31, 2013 from $4.4 million for the three month period ended March 31, 2012 due to reduced spending on goods and materials associated with new assay development and reduced depreciation expense from fewer Verigene systems devoted to the R&D function.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the first quarter of 2013 to $5.3 million compared to $4.0 million for the first quarter of 2012. This was due to increased payroll and travel expenses from the expansion of our sales and customer support team, increase in severance pay expense and increased spending on cartridges for clinical trials.

Liquidity and Capital Resources

From our inception in December 1999 through March 31, 2013, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering of common stock, $35.4 million from our October 2009 underwritten public offering of common stock, $32.2 million from our May 2011 underwritten public offering of common stock, $27 million from our July 2012 underwritten public offering of common stock, and $10.3 million from government grants. We have devoted substantially all of our investments to research, development, manufacturing and SG&A expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2013, we had an accumulated deficit of approximately $356.7 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

We do not anticipate achieving positive operating cash flow in at least the next twelve months. We expect to increase investment in additional manufacturing scale-up, and to add to sales, marketing and customer support personnel during the next twelve months. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. Management believes that with the funding provided or available from the May 2013 $22 million debt facility, its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional debt or equity financing in the future to execute its business plans beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization and manufacturing capacity.

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

As of March 31, 2013, we had $24.3 million in cash and cash equivalents as compared to $33.1 million at December 31, 2012, a decrease of $8.8 million. The decrease in cash and cash equivalents was principally used to fund the first quarter operating activities, including the period’s net loss and spending to increase net working capital.

Net cash used in operating activities increased from $7.5 million for the three months ended March 31, 2012 to $8.4 million for the three months ended March 31, 2013 due to increased SG&A expenses associated with our expanding field sales and service organization.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2013, compared to zero for the three months ended March 31, 2012. This capital spending was for the purchase of certain manufacturing equipment in the first quarter of 2013.

There was no net cash provided by financing activities for each three month period ended March 31, 2013 and 2012. In May 2013, the Company received approximately $12 million in debt from drawing down the first tranche of the $22 million debt facility. If this transaction occurred by March 31, 2013, the Company’s cash balance at the end of the first quarter 2013 would have been $11.9 million higher.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 28, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special-purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2013 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended March 31, 2013.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

4.1	Warrant to purchase common stock dated May 6, 2013 issued to Silicon Valley Bank (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

4.2	Warrant to purchase common stock dated May 6, 2013 issued to Oxford Finance LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

4.3	Warrant to purchase common stock dated May 6, 2013 issued to Oxford Finance LL (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

10.1*	Severance Agreement and General Release dated as of April 11, 2013 by and between the Company and William P. Moffitt, III.

10.2	Severance Agreement and General Release dated as of April 23, 2013 by and between the Company and Timothy J. Patno (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2013 and incorporated herein by reference).

10.3*	Form of Restricted Share Unit Award Agreement under the Company’s 2007 Long-Term Incentive Plan.

10.4	Loan and Security Agreement dated as of May 7, 2013 among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Lock-up agreement dated February 8, 2013 of Lurie Investment Fund, L.L.C., Alfa-Tech, L.L.C., AOQ Trust, ANDA-ProQuest, L.L.C., LFT Partnership, Ann & Robert H. Lurie Foundation, Lurie Investments, Inc. and Ann Lurie (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 13, 2013 and incorporated herein by reference).

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer

Date: May 8, 2013

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: May 8, 2013