Form 10-Q
period 2013-06-30
NANOSPHERE INC
filed 2013-08-06
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 2, 2013 was 58,040,106.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$31,963	$33,139
Accounts receivable	1,182	1,027
Inventories	8,523	7,326
Other current assets	392	284

Total current assets	42,060	41,776
PROPERTY AND EQUIPMENT— Net	3,278	2,872
INTANGIBLE ASSETS — Net of accumulated amortization	2,571	2,733
OTHER ASSETS	337	76

TOTAL	$48,246	$47,457

CURRENT LIABILITIES:
Accounts payable	$1,541	$2,446
Accrued compensation	965	899
Other current liabilities	2,179	1,880

Total current liabilities	4,685	5,225
LONG-TERM LIABILITIES:
Long-term debt	11,766	—

Total liabilities	16,451	5,225
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,962,606 and 44,040,437 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	580	561
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	395,539	388,868
Warrants to acquire common stock	246	992
Accumulated deficit	(364,570)	(348,189)

Total stockholders’ equity	31,795	42,232

TOTAL	$48,246	$47,457

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
REVENUE:
Product sales	$1,852	$1,315	$4,221	$2,601
Grant and contract revenue	—	30	—	43

Total revenue	1,852	1,345	4,221	2,644
COSTS AND EXPENSES:
Cost of sales	1,269	884	2,806	1,797
Research and development	3,092	4,716	7,154	9,151
Sales, general, and administrative	5,129	4,196	10,438	8,221

Total costs and expenses	9,490	9,796	20,398	19,169

Loss from operations	(7,638)	(8,451)	(16,177)	(16,525)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(1)	(1)	(3)	(2)
Interest expense	(213)	—	(213)	—
Interest income	5	13	12	27

Total other income (expense)	(209)	12	(204)	25

NET LOSS	$(7,847)	$(8,439)	$(16,381)	$(16,500)

Net loss per common share — basic and diluted	$(0.14)	$(0.19)	$(0.29)	$(0.38)
Weighted average number of common shares outstanding — basic and diluted	56,998	43,716	56,400	43,716

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,381)	$(16,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,059	1,329
Amortization of financing costs, accretion of debt discount and other	43	—
Share-based compensation	958	1,139
Changes in operating assets and liabilities:
Accounts receivable	(155)	(6)
Inventories	(1,938)	(2,015)
Other current assets	(108)	(212)
Accounts payable	(990)	842
Accrued and other current liabilities	351	(48)

Net cash used in operating activities	(17,161)	(15,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(477)	(44)
Investments in intangible assets	—	(25)

Net cash used in investing activities	(477)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	12,000	—
Debt issuance costs	(278)	—
Proceeds from the issuance of common stock, net of offering expenses	4,691	—
Proceeds from stock option exercise	49	—

Net cash provided by financing activities	16,462	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,176)	(15,540)
CASH AND CASH EQUIVALENTS — Beginning of period	33,139	39,273

CASH AND CASH EQUIVALENTS — End of period	$31,963	$23,733

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$741	$(197)
Capital expenditures included in accounts payable	85	—

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of June 30, 2013 and

For the Three and Six Month Periods June 30, 2013 and 2012

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

Deferred Financing Costs— Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013 and was less than $0.1 million during the three months period ending June 30, 2013

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, property and equipment, intangible assets and share-based compensation. Actual results could differ from those estimates.

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $364.6 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC. The Company drew down $12 million of the facility and the remaining $10 million can be drawn upon achievement of certain conditions. See Note 8. Debt for a detailed description of this debt agreement.

Management believes that its current cash balances and cash resources should be sufficient to support forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional debt or equity financing in the future to execute on its business plans beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures will occur over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

3. Net Loss Per Common Share

Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three and six month periods ended June 30, 2013 and 2012. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three and six month periods ended June 30, 2013 and 2012 excluded 143,250 and 299,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the three and six month periods ended June 30, 2013 and 2012 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three and Six Month Periods Ended June 30,
	2013	2012
Restricted stock	143,250	299,000
Restricted stock units	220,000	—
Stock options	6,487,205	6,093,936
Common stock warrants	136,019	164,925

	6,986,474	6,557,861

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of June 30, 2013 and December 31, 2012 comprise the following (in thousands):

	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$4,061	$(1,809)	$2,252	$4,061	$(1,660)	$2,401
Patents	455	(136)	319	455	(123)	332

	$4,516	$(1,945)	$2,571	$4,516	$(1,783)	$2,733

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2013, respectively, and was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2012. Estimated future amortization expense is as follows:

Years Ending December 31
2013 (Period from July 1 to December 31)	$162
2014	325
2015	320
2016	308
2017	291
Thereafter	1,165

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of June 30, 2013.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provides contracted research and development services to the Company and is reimbursed for these services based upon negotiated contract rates. The Company incurred expenses of less than $0.1 million for these services in each of the three and six month periods ended June 30, 2013 and 2012. On March 27, 2013, the Company advised Dr. Mirkin that his consulting agreement would not be renewed and would expire pursuant to its terms on May 31, 2013. On April 22, 2013, Dr. Mirkin advised the Company that he would not stand for re-election to the Company’s board of directors at the 2013 annual meeting and would retire from the board of directors at the expiration of his current term.

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 18% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the six month period ended June 30, 2013 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	86%
Risk free interest rate	0.95%
Weighted-average expected option life	6.00 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$2.00
Estimated forfeiture rate for unvested options	15.8%

The expected volatility for option awards granted in 2013 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option.

Total compensation cost recognized for all stock option awards was $0.4 million and $0.7 million in the three and six month periods ended June 30, 2013, respectively, and $0.4 million and $0.9 million for the three and six month periods ended June 30, 2012, respectively.

As of June 30, 2013, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $4.6 million, which amount is expected to be recognized over the next three years, with a weighted average term of 1.8 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the plans as of June 30, 2013, and for the six month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2013	5,999,875	$3.99
Granted	1,261,375	$2.79
Exercised	(28,765)	$1.17
Expired	(19,892)	$6.12
Forfeited	(725,388)	$3.86

Outstanding — June 30, 2013	6,487,205	$3.78	6.84	$3,077,633

Exercisable — June 30, 2013	3,681,709	$4.48	5.47	$1,311,872

Vested and Expected to Vest—June 30, 2013	6,358,152	$3.80	6.81	$2,996,408

There were 28,765 options exercised in the six month period ended June 30, 2013 and no options were exercised in the six month period ended June 30, 2012.

Included in the number of options outstanding at June 30, 2013 are 1,175,986 options with a weighted average exercise price of $5.31 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and six month periods ended June 30, 2013 was $0.7 million and $0.8 million, respectively, and was $1.1 million for the three and six month periods ended June 30, 2012.

In April 2013 the Board granted equity compensation awards to certain executives consisting of stock options to purchase 1,100,000 shares of common stock that vest in four equal annual installments commencing in April 2014, and restricted share units (“RSUs”) pursuant to which the executives may receive 220,000 shares of common stock upon the attainment by the Company of certain performance goals in 2013.

As of January 1, 2013, there were 299,000 shares of restricted stock outstanding under the 2007 Plan and during the six month period ended June 30, 2013, 84,673 shares were forfeited and 5,000 additional shares of restricted stock were granted. The restricted shares vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. There were 76,077 shares that vested during the six month period ended June 30, 2013. The Company recognized $0.3 million and $0.4 million in restricted stock compensation expense during the three and six month periods ended June 30, 2013 and recognized $0.1 million and $0.2 million during the three and six month periods ended June 30, 2012. As of June 30, 2013, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $0.2 million, which amount is expected to be recognized over a weighted average term of less than one year.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2013, the Company has paid aggregate initial license fees of $3.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2013, 2014 and 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.

8. Debt

On May 6, 2013, the Company entered into a $22 million Loan and Security Agreement with Silicon Valley Bank and Oxford Finance LLC (together, the “Lenders”) for a loan (the “Loan Agreement”). The Company drew down $12 million of the facility on May 6, 2013 evidenced by secured promissory notes (the “Notes”) executed by the Company. The remaining $10 million of the facility can be drawn between December 1, 2013 and April 30, 2014 and then only if Nanosphere achieves revenues from product sales in excess of $13.8 million for a rolling 12-month period ending no later than February, 2014, and achieves certain other conditions.

The loans are secured by substantially all of the assets of the Company.

Under the Loan Agreement, the Company will repay interest only on a monthly basis for the first 12 months and thereafter the Company will repay the principal and interest on a monthly basis for 36 months through the maturity date. If the second loan is drawn by the Company, the Company has the option to extend the interest only period another 12 months followed by the 36 months of principal and interest amortization period. Interest on the first loan is fixed at 9.25% per annum and interest on the second loan, if drawn, will be a fixed rate determined based on the LIBOR plus a spread, but in no event less than 9.25% per annum.

The term of the initial loan is four years and extended to five years if the second loan is received. The term of the second loan, if received, will be four years from the date received. The facility fee paid for the first loan was $120,000 with another $100,000 due upon the earlier of the funding of the second loan or the maturity, acceleration or prepayment of the first loan. The Loan Agreement also requires an additional loan fee of $240,000 (2% of the amount borrowed) payable at the maturity, acceleration or prepayment of the first loan. If the second loan is drawn, the Loan Agreement requires an additional loan fee of $200,000 (2% of the amount borrowed) payable at the maturity, acceleration or prepayment of the second loan. If the second loan is drawn and Nanosphere elects to extend the interest only period, an additional loan fee of $440,000 (an additional 2% on the entire loan balance) would be payable at the maturity, acceleration or prepayment of the loan.

The Loan Agreement contains customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; violation of covenants; and certain bankruptcy events. If an event of default occurs under the Loan Agreement, the entire outstanding balance under the Loan Agreement may become immediately due and payable.

In connection with the Loan Agreement and as partial consideration for the issuance of the loan thereunder, the Company issued warrants to the Lenders to acquire 136,019 shares of the Company’s common stock with an exercise price of $2.6467.

9. Stockholders’ Equity

As of June 30, 2013 there were outstanding warrants to acquire 136,019 shares of common stock at an exercise price of $2.6467 per share and an expiration date of May 6, 2020. These warrants were issued to Silicon Valley Bank and Oxford Finance LLC in connection with the May 6, 2013 loan agreement described in Note 8. Debt. In accordance with GAAP, the Company accounts for the warrants as equity instruments. The Company estimated the initial fair value of the warrants issued to be $0.2 million using the Black-Scholes pricing model with the following assumptions: closing price per share of common stock of $2.65, volatility of 74.15%, expected term of 7 years, risk-free interest rate of 0.97% and dividend yield of zero.

Warrants for 1,135,194 shares of common stock with an exercise price of $17.50 expired unexercised in April 2011 and warrants for 164,925 shares of common stock with an exercise price of $8.75 per share expired in April 2013.

10. Commitments and Contingencies

Rent and operating expenses associated with the office and laboratory space were $0.1 million and $0.2 million for the three and six month periods ended June 30, 2013, respectively, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2012, respectively.

Annual future minimum obligations for the operating leases as of June 30, 2012, are as follows (in thousands):

Years Ending December 31	Operating Lease
2013 (Period from July 1 to December 31)	$234
2014	196

Total minimum lease payments	$430

11. Supplemental Financial Information

Inventories:	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$2,010	$1,910
Work-in-process	112	300
Finished goods	6,401	5,116

Total	$8,523	$7,326

Property and Equipment – Net:	June 30, 2013	December 31, 2012
	(in thousands)
Total property and equipment — at cost	$20,739	$19,626
Less accumulated depreciation	(17,461)	(16,754)

Property and equipment - net	$3,278	$2,872

Other Current Liabilities:	June 30, 2013	December 31, 2012
	(in thousands)
Accrued clinical trial expenses	$332	$205
Accrued license fees	943	855
All other	904	820

Total	$2,179	$1,880

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked

Blood Infection Panels • Blood Culture – Staphylococcus (BC-S) • Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared In development In development	CE IVD Marked CE IVD Marked CE IVD Marked In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	In development	In development

Human and Pharmacogenetic Assays

Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked

CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2012.
(3)	Currently cleared only for use with the Original Processor.

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

In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a CYP2C19 genetic variance test. This assay was CE IVD Marked during the first quarter of 2011. This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of CYP2C19-metabolized therapeutic agents including clopidogrel, more commonly known by the trade name Plavix™.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $7.8 million for the three month period ended June 30, 2013 and $8.4 million for the three month period ended June 30, 2012. As of June 30, 2013, we had an accumulated deficit of approximately $364.6 million. Our operations to date have been funded principally through capital contributions from investors in three underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. The Company drew down $12 million of the facility on May 6, 2013, and the remaining $10 million can be drawn upon achievement of certain financial conditions. Under the loan agreement, Nanosphere will repay interest only on a monthly basis for the first 12 months and thereafter Nanosphere will repay the principal and interest on a monthly basis for 36 months through the maturity date. If the second loan amount is drawn by Nanosphere, the Company has the option to extend the interest only period extends another 12 months followed by the 36 months of principal and interest amortization period. See Note 9. Stockholders’ Equity in the Notes to Financial Statements for a description of warrants issued to Silicon Valley Bank and Oxford Finance LLC in connection with this debt agreement.

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

Three month Period Ended June 30, 2013 Compared to the Three month Period Ended June 30, 2012

Revenues

Revenues were $1.9 million for the three month period ended June 30, 2013, as compared to $1.3 million for the three month period ended June 30, 2012. This 38% increase in revenue was driven primarily by an increase in test cartridge sales to our US microbiology customers.

Cost of Sales

Cost of sales increased to $1.3 million for the three month period ended June 30, 2013 from $0.9 million for the three month period ended June 30, 2012. This 44% increase in cost was due to higher volume of cartridge sales during the second quarter of 2013.

Research and Development Expenses

Research and development expenses decreased to $3.1 million for the three month period ended June 30, 2013 from $4.7 million for the three month period ended June 30, 2012 due to reduced spending on development goods and materials and the capitalization of certain raw material inventory items that were previously expensed.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the second quarter of 2013 to $5.1 million compared to $4.2 million for the second quarter of 2012. This was due to increased payroll and travel expenses from the expansion of our sales and customer support team, increased stock compensation expense and increased spending on cartridges for clinical trials.

Six month Period Ended June 30, 2013 Compared to the Six month Period Ended June 30, 2012

Revenues

Revenues were $4.2 million for the six month period ended June 30, 2013, as compared to $2.6 million for the six month period ended June 30, 2012. Product sales increased $1.6 million from the six month period ended June 30, 2012 to the same period in 2013 primarily due to a 113% increase in sales of cartridges to our US microbiology customers.

Cost of Sales

Cost of sales was $2.8 million for the six month period ended June 30, 2013 and $1.8 million for the six month period ended June 30, 2012. The $1.0 million increase in cost of sales for the six month period ended June 30, 2013 was due to the higher volume of cartridge units sold during the six month period.

Research and Development Expenses

Research and development expenses decreased from $9.2 million for the six month period ended June 30, 2012 to $7.2 million for the six month period ended June 30, 2013. The $2.0 million decrease in research and development expenses for the six month period ended June 30, 2012 resulted primarily from a shift in resources from development roles into manufacturing roles with the labor cost being captured as inventory valuation and cost of goods sold and the capitalization of certain raw material inventory items that were previously expensed.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased from $8.2 million for the six month period ended June 30, 2012 to $10.4 million for the six month period ended June 30, 2013 due to sales and customer support expansion.

Liquidity and Capital Resources

From our inception in December 1999 through June 30, 2013, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering of common stock, $35.4 million from our October 2009 underwritten public offering of common stock, $32.2 million from our May 2011 underwritten public offering of common stock, $27 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, and $10.3 million from government grants. We have devoted substantially all of our investments to research, development, manufacturing and SG&A expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2013, we had an accumulated deficit of approximately $364.6 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

We do not anticipate achieving positive operating cash flow in the next twenty-four months. We expect to increase investment in additional manufacturing scale-up, and to add to sales, marketing and customer support personnel during this time period. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. Management believes that its current cash balances and cash resources should be sufficient to support forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional debt or equity financing in the future to execute its business plans beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed or should the company be unable to access the second draw of $10 million under the May 2013 debt agreement. Capital outlays and operating expenditures will occur over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

A customer may purchase the Verigene System instruments, lease them from a third party or enter into a reagent rental agreement with the Company. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the selling price for each cartridge is a rental fee for use of the equipment. We will increase our investment in such systems to support future product placements under reagent rental agreements. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to recover the cost of such systems immediately, instead of over three to five years.

As of June 30, 2013, we had $32.0 million in cash and cash equivalents as compared to $33.1 million at December 31, 2012, a decrease of $1.1 million. The decrease in cash and cash equivalents was principally used to fund the first six months’ operating activities, including the period’s net loss and spending to increase net working capital, partially offset by the $16.4 million increase in cash from the May 2013 debt and stock offerings.

Net cash used in operating activities increased from $15.5 million for the six months ended June 30, 2012 to $17.2 million for the six months ended June 30, 2013 due to increased investment in working capital to support the increased sales volumes.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2013, compared to $0.1 million for the six months ended June 30, 2012. This capital spending was for the purchases of machines to support our clinical trials and expenditures for higher-capacity manufacturing equipment in 2013.

There was $16.5 million of net cash provided by financing activities for the six month period ended June 30, 2013. In May 2013, the Company received $11.7 million in net proceeds from the issuance of debt and warrants related to the first tranche of the $22 million debt facility. Also in May 2013, the company received $4.7 million in net proceeds from its public stock offering.

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

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2013 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to zero for the three month period ended June 30, 2013.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
4.1	Warrant to purchase common stock dated May 6, 2013 issued to Silicon Valley Bank (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

4.2	Warrant to purchase common stock dated May 6, 2013 issued to Oxford Finance LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

4.3	Warrant to purchase common stock dated May 6, 2013 issued to Oxford Finance LL (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

10.1	Severance Agreement and General Release dated as of April 11, 2013 by and between the Company and William P. Moffitt, III (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed on May 8, 2013 and incorporated herein by reference).

10.2	Severance Agreement and General Release dated as of April 23, 2013 by and between the Company and Timothy J. Patno (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2013 and incorporated herein by reference).

10.3	Loan and Security Agreement dated as of May 6, 2013 among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

10.4	Secured Promissory Note dated May 6, 2013 issued to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

10.5	Secured Promissory Note dated May 6, 2013 issued to Oxford Finance LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

10.6	Secured Promissory Note dated May 6, 2013 issued to Oxford Finance LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on May 7, 2013 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer

Date: August 6, 2013

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: August 6, 2013