Form 10-Q
period 2013-09-30
NANOSPHERE INC
filed 2013-11-06
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 5, 2013 was 75,582,606.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$49,264	$33,139
Accounts receivable	1,991	1,027
Inventories	9,084	7,326
Other current assets	219	284

Total current assets	60,558	41,776
PROPERTY AND EQUIPMENT— Net	3,494	2,872
INTANGIBLE ASSETS — Net of accumulated amortization	2,490	2,733
OTHER ASSETS	310	76

TOTAL	$66,852	$47,457

CURRENT LIABILITIES:
Accounts payable	$1,028	$2,446
Accrued compensation	1,353	899
Other current liabilities	1,600	1,880

Total current liabilities	3,981	5,225
LONG-TERM LIABILITIES:
Long-term debt	11,792	—

Total liabilities	15,773	5,225
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 75,625,106 and 44,040,437 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	756	561
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	424,074	388,868
Warrants to acquire common stock	246	992
Accumulated deficit	(373,997)	(348,189)

Total stockholders’ equity	51,079	42,232

TOTAL	$66,852	$47,457

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
REVENUE:
Product sales	$2,367	$865	$6,588	$3,466
Grant and contract revenue	—	—	—	43

Total revenue	2,367	865	6,588	3,509
COSTS AND EXPENSES:
Cost of sales	1,476	639	4,282	2,436
Research and development	3,866	4,584	11,029	13,735
Sales, general, and administrative	6,085	4,403	16,514	12,624

Total costs and expenses	11,427	9,626	31,825	28,795

Loss from operations	(9,060)	(8,761)	(25,237)	(25,286)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(2)	(3)	(5)	(5)
Interest expense	(369)	—	(582)	—
Interest income	4	15	16	42

Total other income (expense)	(367)	12	(571)	37

NET LOSS	$(9,427)	$(8,749)	$(25,808)	$(25,249)

Net loss per common share — basic and diluted	$(0.16)	$(0.16)	$(0.45)	$(0.54)
Weighted average number of common shares outstanding — basic and diluted	60,318	53,429	57,721	46,978

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,808)	$(25,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,526	1,926
Amortization of financing costs, accretion of debt discount and other	135	—
Share-based compensation	1,707	1,842
Changes in operating assets and liabilities:
Accounts receivable	(964)	334
Inventories	(2,622)	(3,327)
Other current assets	65	(68)
Accounts payable	(1,418)	224
Accrued and other current liabilities	755	651

Net cash used in operating activities	(26,624)	(23,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,041)	(147)
Investments in intangible assets	—	(25)

Net cash used in investing activities	(1,041)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	12,000	—
Debt issuance costs	(278)	—
Proceeds from the issuance of common stock, net of offering expenses	32,630	27,082
Payment of noncurrent liability	(750)	(600)
Proceeds from stock option exercise	188	—

Net cash provided by financing activities	43,790	26,482

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,125	2,643
CASH AND CASH EQUIVALENTS — Beginning of period	33,139	39,273

CASH AND CASH EQUIVALENTS — End of period	$49,264	$41,916

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$864	$(205)
Accrued and unpaid expenses for the issuance of common stock	$116	$118

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of September 30, 2013 and

For the Three and Nine Month Periods September 30, 2013 and 2012

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

Deferred Financing Costs— Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013 and was less than $0.1 million during the three and nine month periods ending September 30, 2013.

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

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $374 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC. The Company drew down $12 million of the facility and the remaining $10 million can be drawn upon achievement of certain conditions, however there can be no assurance that such conditions will be achieved. See Note 8. Debt for a detailed description of this debt agreement.

Also in May 2013, the Company completed an underwritten public offering of 1,923,077 shares of its common stock at a public offering price of $2.60 per share. In September 2013, the Company completed an underwritten public offering of 17,250,000 shares of its common stock at a public offering price of $1.75 per share, including 2,250,000 shares issued pursuant to the underwriters’ exercise in full of their overallotment option. The Company received net proceeds from these offerings of approximately $4.7 million and $27.8 million, respectively, after deducting underwriting discount, commissions and offering expenses.

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

3. Net Loss Per Common Share

Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three and nine month periods ended September 30, 2013 and 2012. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three and nine month periods ended September 30, 2013 and 2012 excluded 478,250 and 299,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2013 and 2012 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three and Nine Month Periods Ended September 30,
	2013	2012
Restricted stock	478,250	299,000
Restricted stock units	220,000	—
Stock options	6,068,489	6,049,488
Common stock warrants	136,019	164,925

	6,902,758	6,513,373

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of September 30, 2013 and December 31, 2012 comprise the following (in thousands):

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property—licenses	$4,061	$(1,878)	$2,183	$4,061	$(1,660)	$2,401
Patents	455	(148)	307	455	(123)	332

	$4,516	$(2,026)	$2,490	$4,516	$(1,783)	$2,733

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2013, respectively, and was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2012. Estimated future amortization expense is as follows:

Years Ending December 31
2013 (Period from October 1 to December 31)	$81
2014	325
2015	320
2016	308
2017	291
Thereafter	1,165

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of September 30, 2013.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provided contracted research and development services to the Company through May 31, 2013 and was reimbursed for these services based upon negotiated contract rates. On March 27, 2013, the Company advised Dr. Mirkin that his consulting agreement would not be renewed and would expire pursuant to its terms on May 31, 2013. On April 22, 2013, Dr. Mirkin advised the Company that he would not stand for re-election to the Company’s board of directors at the 2013 annual meeting and would retire from the board of directors at the expiration of his term. The Company incurred expenses of $0.1 million for these services in each of the nine month periods ended September 30, 2013 and 2012, and incurred expenses of less than $0.1 million in the three month period ended September 30, 2012.

In October 2013, the Company entered into a consulting agreement with Dr. Gene Cartwright, a director of the Company, to assist in evaluating and reformulating the Company’s strategic and operating plans.

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 17% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the nine month period ended September 30, 2013 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	86%
Risk free interest rate	0.98%
Weighted-average expected option life	5.99 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.99
Estimated forfeiture rate for unvested options	24.9%

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

Total compensation cost recognized for all stock option awards was $0.4 million and $1.1 million in the three and nine month periods ended September 30, 2013, respectively, and $0.7 million and $1.8 million for the three and nine month periods ended September 30, 2012, respectively.

As of September 30, 2013, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $4.5 million, which amount is expected to be recognized over the next three years, with a weighted average term of 1.85 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the plans as of September 30, 2013, and for the nine month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2013	5,999,875	$3.99
Granted	1,291,164	$2.78
Exercised	(106,265)	$1.62
Expired	(376,272)	$6.06
Forfeited	(740,013)	$3.90

Outstanding — September 30, 2013	6,068,489	$3.66	6.70	$598,003

Exercisable — September 30, 2013	3,344,895	$4.38	5.22	$364,031

Vested and Expected to Vest—September 30, 2013	5,943,204	$3.67	6.66	$587,241

There were 106,265 options exercised in the nine month period ended September 30, 2013 and no options were exercised in the nine month period ended September 30, 2012.

Included in the number of options outstanding at September 30, 2013 are 1,008,261 options with a weighted average exercise price of $5.26 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and nine month periods ended September 30, 2013 was $0.2 million and $1.0 million, respectively, and was $0.1 million and $1.2 million for the three and nine month periods ended September 30, 2012, respectively.

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

As of January 1, 2013, there were 299,000 shares of restricted stock outstanding under the 2007 Plan and during the nine month period ended September 30, 2013, 84,673 shares were forfeited and 340,000 additional shares of restricted stock were granted. There were 76,077 shares that vested during the nine month period ended September 30, 2013. Of the 478,250 total unvested restricted shares, 143,250 vest 50% on the two-year anniversary of the grant date and are subject to forfeiture until vested and vest 50% on the four-year anniversary of the grant date and are subject to forfeiture until vested. The remaining 335,000 restricted shares vest 50% on December 1, 2013 and are subject to forfeiture until vested and vest 50% on December 1, 2014 and are subject to forfeiture until vested. The Company recognized $0.3 million and $0.6 million in restricted stock compensation expense during the three and nine month periods ended September 30, 2013 and recognized $0.1 million and $0.3 million during the three and nine month periods ended September 30, 2012. As of September 30, 2013, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $1.0 million, which amount is expected to be recognized over a weighted average term of .6 year.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2013, the Company has paid aggregate initial license fees of $4.6 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2013, 2014 and 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.

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

The term of the initial loan is four years and extends to five years if the second loan is received. The term of the second loan, if received, will be four years from the date received. The facility fee paid for the first loan was $120,000 with another $100,000 due upon the earlier of the funding of the second loan or the maturity, acceleration or prepayment of the first loan. The Loan Agreement also requires an additional loan fee of $240,000 (2% of the amount borrowed) payable at the maturity, acceleration or prepayment of the first loan. If the second loan is drawn, the Loan Agreement requires an additional loan fee of $200,000 (2% of the amount borrowed) payable at the maturity, acceleration or prepayment of the second loan. If the second loan is drawn and Nanosphere elects to extend the interest only period, an additional loan fee of $440,000 (an additional 2% on the entire loan balance) would be payable at the maturity, acceleration or prepayment of the loan.

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

9. Stockholders’ Equity

As of September 30, 2013, there were outstanding warrants to acquire 136,019 shares of common stock at an exercise price of $2.6467 per share and an expiration date of May 6, 2020. These warrants were issued to Silicon Valley Bank and Oxford Finance LLC in connection with the May 6, 2013 loan agreement described in Note 8. Debt. In accordance with GAAP, the Company accounts for the warrants as equity instruments. The Company estimated the initial fair value of the warrants issued to be $0.2 million using the Black-Scholes pricing model with the following assumptions: closing price per share of common stock of $2.65, volatility of 74.15%, expected term of 7 years, risk-free interest rate of 0.97% and dividend yield of zero.

As of December 31, 2012, there were outstanding warrants to purchase 164,925 shares of common stock. These warrants with an exercise price of $8.75 per share expired unexercised in April 2013.

10. Commitments and Contingencies

Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2013, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2012, respectively.

Annual future minimum obligations for the operating leases as of September 30, 2013, are as follows (in thousands):

Years Ending December 31	Operating Lease
2013 (Period from October 1 to December 31)	$117
2014	195

Total minimum lease payments	$312

11. Supplemental Financial Information

Inventories:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$2,468	$1,910
Work-in-process	37	300
Finished goods	6,579	5,116

Total	$9,084	$7,326

Property and Equipment – Net:

	September 30, 2013	December 31, 2012
	(in thousands)
Total property and equipment — at cost	$21,293	$19,626
Less accumulated depreciation	(17,799)	(16,754)

Property and equipment—net	$3,494	$2,872

Other Current Liabilities:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued clinical trial expenses	$360	$205
Accrued license fees	91	855
All other	1,149	820

Total	$1,600	$1,880

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

Our test menu is designed to fulfill the following unmet hospital laboratory needs:

1) the conversion of microbiology to molecular methods to more rapidly detect bacteria and viruses causing infectious diseases;

2) point-of-care pharmacogenetics to ensure that appropriate therapies are prescribed; and

3) earlier detection of life threatening diseases through ultra-sensitive protein assays.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays
Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Respiratory Pathogens/Expanded Panel (RP)	In development	In development
Blood Stream Infection (BSI) Panels • Blood Culture – Staphylococcus (BC-S) • Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared 510(k) pending In development	CE IVD Marked CE IVD Marked CE IVD Marked In development
C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	In clinical trials	In clinical trials
Human Pharmacogenetic Assays
Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked
Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked
CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays
Cardiac Troponin I	In development	In development
Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2012.
(3)	Currently cleared only for use with the Original Processor.

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

In the first quarter of 2011, we received 510(k) clearance from the FDA and obtained CE IVD Mark for our respiratory assay that includes subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, as well as the targets on our previously cleared respiratory assay. We believe this is the first sample-to-result molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals and demonstrating the multiplexing capability of the Verigene System. The demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses. We are developing an expanded respiratory panel that includes additional viral and bacterial respiratory pathogens.

We developed a test to detect C. difficile, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. For our C. difficile test, we received 510(k) clearance from the FDA in the fourth quarter of 2012 and obtained CE IVD Mark in the first quarter of 2013.

We are developing blood stream infection panels for the earlier detection of specific bacteria and resistance markers present in patients with blood stream infections. These panels include gram-positive, gram-negative and yeast pathogens as well as resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days, which is typical for current traditional culture assays. Treatment is sometimes initiated before these current traditional assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was for the detection of gram-positive organisms (BC-GP), that represent approximately 65% of blood stream infections. In the fourth quarter of 2011 we obtained CE IVD Mark for the BC-GP and received FDA 510(k) clearance of BC-S, a subset of the BC-GP panel. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In September 2012 we received a 510(k) clearance that expanded the intended use of BC-GP for use with all adult blood culture bottles. A 510(k) has been submitted to the FDA for the BC-GN assay and we obtained CE IVD Mark for this assay in the first quarter of 2013. The BC-Y panel is in development.

Our development efforts also include an enteric pathogens (EP) test. Our enteric pathogens assay identifies the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of organisms that are treated with various antibiotics and other drug therapies. This assay is currently in clinical trials and will require regulatory clearance from the FDA and submission to corresponding foreign regulatory bodies.

Human Pharmacogenetic Assays

Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run on-site for their patients. Our Verigene System and human pharmacogenetic test menu addresses these hospital needs. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to address these testing needs.

We have received 510(k) clearance from the FDA for a warfarin metabolism assay performed on our Original Processor. This is a pharmacogenetic test to determine the existence of certain genetic mutations that affect the metabolism of warfarin-based drugs, including Coumadin®, the most-prescribed oral anticoagulant. CE IVD Mark was obtained for this assay during the first quarter of 2011, and we may submit an FDA application for this assay to allow its use on the Processor SP, although we have no immediate plans to do so.

We have also received 510(k) clearance from the FDA for a hypercoagulation assay performed on our Original Processor. This is a human genetic test to determine the existence of certain genetic mutations that are hereditary contributory factors in forming blood clots. This Verigene test detects the F5, F2, and MTHFR genes that are associated with hypercoagulation (i.e., thrombophilia). CE IVD Mark was obtained for this assay during the fourth quarter of 2011, and we may submit an FDA application for this assay to allow its use on the Processor SP, although we have no immediate plans to do so.

In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a CYP2C19 genetic variance test. This assay was CE IVD Marked during the first quarter of 2011. This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of CYP2C19-metabolized therapeutic agents including clopidogrel, more commonly known by the trade name PlavixTM.

Ultra-Sensitive Protein Assays

Our ability to detect proteins at sensitivity levels that can be 100 times greater than current technologies may enable earlier detection of and intervention in diseases as well as enable the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We have developed, are currently developing or plan to develop diagnostic tests for markers that can be used to diagnose a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $9.4 million for the three month period ended September 30, 2013 and $8.7 million for the three month period ended September 30, 2012. As of September 30, 2013, we had an accumulated deficit of approximately $374 million. Our operations to date have been funded principally through capital contributions from investors in underwritten public offerings of common stock, in private placements of our convertible preferred stock which was converted to common stock in 2007 and funds received under a loan agreement in 2013.

In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC. The Company drew down $12 million of the facility and the remaining $10 million can be drawn upon achievement of certain conditions, however there can be no assurance that such conditions will be achieved.

Also in May 2013, the Company completed an underwritten public offering of 1,923,077 shares of its common stock at a public offering price of $2.60 per share. In September 2013, the Company completed an underwritten public offering of 17,250,000 shares of its common stock at a public offering price of $1.75 per share, including 2,250,000 shares issued pursuant to the underwriters’ exercise in full of their overallotment option. The Company received net proceeds from these offerings of approximately $4.7 million and $27.8 million, respectively, after deducting underwriting discount, commissions and offering expenses.

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

Three month Period Ended September 30, 2013 Compared to the Three month Period Ended September 30, 2012

Revenues

Revenues were $2.4 million for the three month period ended September 30, 2013, as compared to $0.9 million for the three month period ended September 30, 2012. This 173% increase in revenue was driven primarily by an increase in test and instrument sales to our US microbiology customers. New customer placements for the third quarter 2013 were 45, bringing the cumulative placements through September 30, 2013 to 375.

During the first six months of 2013, we observed that customer validation and implementation of our Blood-Culture—Gram Positive (BC-GP) assay averaged between 6 to 8 months, which exceeded our original internal estimates. During the third quarter of 2013, the customer validation and implementation timelines have not materially changed from the timelines observed during the first six months of 2013.

Cost of Sales

Costs of product sales increased to $1.5 million in the third quarter of 2013 from $0.6 million in the third quarter of 2012 due to the increased volume. Gross margins increased from 26% in the third quarter of 2012 to 38% in the third quarter of 2013 driven by greater revenue contribution from higher margin Gram-Positive Blood Culture tests as well as conversion to a lower cost substrate.

Research and Development Expenses

Research and development expenses decreased to $3.9 million for the three month period ended September 30, 2013 from $4.6 million for the three month period ended September 30, 2012 due to reduced spending on development goods and materials as well as the capitalization of certain raw material inventory items that were previously expensed.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the third quarter of 2013 to $6.1 million compared to $4.4 million for the third quarter of 2012. This was due to expansion of the field sales and customer support teams, as well as clinical trial expenses supporting test menu expansion.

Nine month Period Ended September 30, 2013 Compared to the Nine month Period Ended September 30, 2012

Revenues

Revenues were $6.6 million for the nine month period ended September 30, 2013, as compared to $3.5 million for the nine month period ended September 30, 2012. Product sales increased $3.1 million from the nine month period ended September 30, 2012 to the same period in 2013 primarily due to the increase in sales of cartridges and instruments to our US microbiology customers.

Cost of Sales

Cost of sales was $4.3 million for the nine month period ended September 30, 2013 and $2.4 million for the nine month period ended September 30, 2012. The $1.9 million increase in cost of sales for the nine month period ended September 30, 2013 was due to the higher volume of cartridge units sold during the nine month period. Gross margins increased from 31% in 2012 to 35% in 2013 driven by greater revenue contribution from higher margin Gram-Positive Blood Culture tests as well as conversion to a lower cost substrate.

Research and Development Expenses

Research and development expenses decreased from $13.7 million for the nine month period ended September 30, 2012 to $11.0 million for the nine month period ended September 30, 2013. The $2.7 million decrease in research and development expenses for the nine month period ended September 30, 2013 resulted primarily from a reduced material spending development projects and the capitalization of certain raw material inventory items that were previously expensed.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased from $12.6 million for the nine month period ended September 30, 2012 to $16.5 million for the nine month period ended September 30, 2013 due to sales and customer support expansion.

Liquidity and Capital Resources

From our inception in December 1999 through September 30, 2013, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering of common stock, $35.4 million from our October 2009 underwritten public offering of common stock, $32.2 million from our May 2011 underwritten public offering of common stock, $27 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, and $10.3 million from government grants. We have devoted substantially all of our investments to research, development, manufacturing and SG&A expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of September 30, 2013, we had an accumulated deficit of approximately $374 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

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

As of September 30, 2013, we had $49.3 million in cash and cash equivalents as compared to $33.1 million at December 31, 2012, an increase of $16.2 million. The increase in cash and cash equivalents was due to the $16.4 million increase in cash from the May 2013 debt and stock offerings and the $27.8 million from the September 2013 stock offering, partially offset by the cash used to fund the first nine months’ operating activities, including the period’s net loss and spending to increase net working capital.

Net cash used in operating activities increased from $23.7 million for the nine months ended September 30, 2012 to $26.6 million for the nine months ended September 30, 2013 due to increased investment in working capital to support the increased sales volumes.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2013, compared to $0.2 million for the nine months ended September 30, 2012. This capital spending was for the purchases of machines to support our clinical trials and expenditures for higher-capacity manufacturing equipment in 2013.

There was $43.8 million of net cash provided by financing activities for the nine month period ended September 30, 2013. In May 2013, the Company received $11.7 million in net proceeds from the issuance of debt and warrants related to the first tranche of the $22 million debt facility. Also in May 2013, the company received $4.7 million in net proceeds from its public stock offering. In September 2013, the Company received $27.8 million in net proceeds from its public stock offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2013 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to zero for the three month period ended September 30, 2013.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

10.1*	Consulting and Non-Competition Agreement, dated as of October 25, 2013, by and between Nanosphere, Inc. and Gene Cartwright, Ph.D. (Exhibit 10.1)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

	By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer
Date: November 6, 2013

	By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer
Date: November 6, 2013