Form 10-K
period 2013-12-31
NANOSPHERE INC
filed 2014-02-18
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $131.7 million based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $3.07 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 11, 2014, there were 76,880,106 outstanding shares of common stock. The common stock is listed on the NASDAQ Global Market (trading symbol “NSPH”).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2013 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 28, 2014 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2013. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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

Overview

We are dedicated to enhancing medicine by providing targeted molecular diagnostic tests that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. Our platform, the Verigene® System, enables clinicians to rapidly identify and treat the bacteria and viruses responsible for some of the most complex, costly and deadly infectious diseases. The Verigene System includes a bench-top molecular diagnostics workstation that is an advanced platform for genomic and protein testing.

The Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing.” It provides faster results, lower cost and less labor for hospital-based laboratories. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the infectious disease diagnostics market.

Our test menu is designed to provide hospitals with the following benefits:

1)	save lives by identifying pathogens and appropriate treatment faster;

2)	reduce medical spending by accelerating appropriate treatment; and

3)	reduce antibiotic resistance growth by avoiding unnecessary treatments.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked

Respiratory Pathogens/Expanded Panel (RP)	In development	In development

Blood Stream Infection (BSI) Panels

• Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared(4) In development	CE IVD Marked CE IVD Marked In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	Pending FDA clearance(5)	Pending CE IVD Mark

Human Pharmacogenetic Assays

Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked

CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of this Annual Report on Form 10-K for the year ended December 31, 2013.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of this Annual Report on Form 10-K for the year ended December 31, 2013
(3)	Currently cleared only for use with the Original Processor.
(4)	510(k) cleared January 2014.
(5)	510(k) submitted January 2014.

Infectious Disease Assays

Infectious disease testing is converting to molecular diagnostic methods driven to the need to improve clinical outcomes and reduce medical spending by identifying pathogens and drug resistance markers faster. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing, rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Processor SP provide microbiology labs with the ability to identify infectious pathogens and antibiotic resistance in hours as compared to days using traditional methods.

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

In the first quarter of 2011, we received 510(k) clearance from the FDA and obtained CE IVD Mark for our respiratory assay that includes subtyping for seasonal H1 virus, seasonal H3 virus, and the 2009 novel H1N1 virus, commonly known as swine flu, as well as the targets on our previously cleared respiratory assay. We believe this is the first sample-to-result molecular respiratory test to include all of these viruses, thus lowering the cost of molecular respiratory testing for hospitals while demonstrating the multiplexing capability of the Verigene System. The demand for this test will be highly dependent upon the seasonality and prevalence of respiratory viruses. We are developing an expanded respiratory panel that includes additional viral and bacterial respiratory pathogens. This expanded panel enables hospital-based laboratories to identify complex infections for the sickest patients as well as offer low cost influenza tests for healthier patients.

We developed a test to detect C. difficile, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. For our C. difficile test, we received 510(k) clearance from the FDA in the fourth quarter of 2012 and obtained CE IVD Mark in the first quarter of 2013.

We have developed and are continuing to develop blood stream infection panels for the earlier detection of specific bacteria and resistance markers present in patients with blood stream infections. These panels include gram-positive, gram-negative and yeast pathogens as well as resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days, which is typical for current traditional culture assays. The sensitivity and specificity of blood stream infection tests enable clinicians to make better therapeutic decisions sooner, thus improving patient outcomes and reducing costs. Treatment is typically initiated before these current traditional assays are complete. This early detection capability allows patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was for the detection of gram-positive organisms (BC-GP) that represent approximately 65% of blood stream infections. In June 2012, we received a de novo 510(k) clearance, representing the first ever molecular bloodstream infection test, to market the full BC-GP panel. In January 2014, we received 510(k) clearance for our BC-GN assay representing approximately 35% of bloodstream infections. The BC-Y panel is in development.

Our development efforts also include an enteric pathogens (EP) test. Our enteric pathogens assay identifies the Enterobacteriaceae species that are often due to food poisoning. The enteric assay tests for a wide spectrum of organisms that are treated with various antibiotics and other drug therapies. This assay was submitted to the FDA for 510(k) clearance in January 2014.

Human Genetic Assays

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

We have also received 510(k) clearance from the FDA for a hypercoagulation assay performed on our Original Processor. This is a human genetic test to determine the existence of certain genetic mutations that are hereditary contributory factors in forming blood clots. This Verigene test detects the F5, F2, and MTHFR genes that are associated with hypercoagulation (i.e., thrombophilia). CE IVD Mark was obtained for this assay on the Processor SP during the fourth quarter of 2011.

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

We have a small customer base that uses our human genetic tests, however, our current product development and marketing efforts are focused on our infectious disease menu.

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

Cardiac troponin I (“cTnI”), is the gold standard biomarker for diagnosis of myocardial infarction, or heart attack, and identification of patients with acute coronary syndromes at risk for cardiovascular events. We have developed an assay to detect this protein. We are focused on investigating the potential to sell primary functional components of this assay to commercial labs as a marker for cardiac risk. Early studies suggest that our ultra-sensitive cTnI test may also be a useful monitoring tool for chronic heart failure (“CHF”) patients. Larger studies and regulatory hurdles will need to be cleared before we market the assay for CHF monitoring purposes.

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

Our Technology

We believe our technology will drive broad usage of ultra-sensitive and multiplexed protein and genomic diagnostics in clinical laboratories, much as enzyme-linked immunosorbent assay, or ELISA, technology accelerated the use of protein testing in the 1970s and 1980s and polymerase chain, or PCR, catalyzed the emergence of nucleic acid diagnostics in the 1990s.

Our Gold Nanoparticle Molecular Probes

At the core of our technology is the use of gold nanoparticles which offer a unique set of physical properties that can be exploited in the detection of biological molecules. In 1998, Dr. Chad Mirkin, a former director of the Company, and Dr. Robert Letsinger at Northwestern University (“Northwestern”) developed a novel process to prepare stable probes by covalently attaching oligonucleotides to gold nanoparticles. This method, protected by patents, is exclusively assigned to or owned by us. We have refined the synthesis methods to enable highly reproducible production of nanoparticle probes with diameters in the 13-50 nanometer range required for highly sensitive biomedical analysis. Subsequently, we have also developed methods for attaching antibodies to gold nanoparticles, thereby producing highly stable probes for ultra-sensitive detection of proteins.

The properties of nanoparticle probes can be tailored by controlling the size of the particles, the density of recognition-oligomers or antibodies on the nanoparticles, the use of diluent oligonucleotides, the use of spacer oligonucleotides and the salt concentration. Combined, the optimization of these properties enables us to deliver superior analytical performance characteristics versus other methods, for example:

•	High Signal-to-Noise Ratio. Our nanoparticle probes deliver significantly stronger signals than the fluorescent probes, or fluorophores, used in most diagnostic platforms today. Nanoparticles are typically 10-100 nm in diameter and therefore significantly larger than conventional fluorophores. This size difference enables nanoparticles to produce up to 10,000 times more signal via light scattering than a fluorophore. A single nanoparticle can be detected with simple optical instrumentation with very high sensitivity, thus eliminating the need to employ amplification techniques.

•	Orders of Magnitude Greater Sensitivity and Lower Detection Limits. The sensitivity and limits of detection of our technology are further enhanced by a silver-staining step, which effectively amplifies the signal from each nanoparticle bound to a target molecule. In this process, silver is coated onto the gold nanoparticle surface, producing larger particles with further enhanced optical properties. Whereas the leading technologies today can detect molecules at the picomolar range (10 -12 ), our technology is capable of up to a million times higher sensitivity at the attomolar (10 -18 ) range, enabling the unprecedented analysis of rarely expressed genes or low abundance proteins for early disease detection and diagnosis.

•	Unparalleled Specificity. A key property of the oligonucleotide-linked gold nanoparticle is an extremely sharp melting curve. The melting curve is the temperature range during which the capture oligonucleotide dissociates with the complementary target oligonucleotide in the sample. Our nanoparticles exhibit dissociation transitions of less than one degree in Celsius temperature, whereas most alternative products are based on polymerase chain reaction, or PCR, which exhibits melt transitions typically in the 15-30 degree Celsius range. The narrow band of temperature in which binding and dissociation occurs, creates a significantly higher signal to noise ratio resulting in greater specificity. These qualities eliminate errors caused by mismatched nucleotide pairs, thereby allowing genomic targets differing by a single nucleotide (base pair) to be distinguished with unprecedented selectivity. Sharp melting curves are a proprietary feature of our nanoparticles and our patent portfolio includes issued patents protecting the methods and product performance related to melt transition curves.

•	High Count Multiplexing. Our core technology enables high count multiplexing, or simultaneous multiple target identification in a single sample, using a simple low-density microarray. A sample and probe mixture is introduced simultaneously into a single self-contained reaction chamber pre-printed with multiple reaction spots, each containing capture strand oligonucleotides or proteins that are complementary to a specific target molecule of interest. By utilizing the sharp melt transition of the nanoparticle probes, multiple targets can be discretely identified in a single sample. This methodology eliminates the need for complex and costly means of physically isolating individual target molecules.

•	Detection of Genomic and Protein Molecules Simultaneously. We are able to synthesize our gold nanoparticle probes for the simultaneous multiplexed detection of both protein and genomic targets in the same assay.

•	Superior Reaction Kinetics. The sharp melt transition curves in our gold nanoparticles increase binding affinity thereby leading to improved assay kinetics and efficiency.

•	Long-Term Stability. The high density of oligonucleotides per nanoparticle, serves both as a protective and recognition layer on the nanoparticle surface and ensures the long-term stability of our nanoparticles. We have patented approaches using localized salt and buffer concentrations that deliver long-shelf life for our technology and reagent set.

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

Two probe types can be used in a single assay. Oligonucleotide probes are used for genomic assays and antibodies for protein assays. One probe, complementary to a specific site on the target molecule, is attached to a surface such as a glass slide and the other probe, complementary to a different site on the target molecule, is attached to the surface of gold nanoparticles. In the presence of the target molecule of interest, the probes and target form a three dimensional, cross-linked aggregate. After silver coating the gold nanoparticles, light scatter is measured on the surface of the microarray slide. The silver-enhanced gold nanoparticle probes located on the slide surface scatter light in proportion to the concentration of the target in the sample. This light is detected through optical imaging and translated into clinical results via our proprietary software algorithms.

Schematic of Microarray Based Detection Using Nanoparticle Probes

The above graphic depicts a genomic or proteomic assay utilizing a molecule attached to a gold nanoparticle. In the case of a genomic assay, the molecule represents an oligonucleotide. In the case of a proteomic assay, the molecule represents an antibody.

Intellectual Property

As of December 31, 2013, our patent portfolio is comprised, on a worldwide basis, of 187 issued patents and 11 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately three additional technological claims.

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

In addition, as of December 31, 2013, we have non-exclusive licenses for at least 43 U.S. patents that cover 11 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2014 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

Research and Development

Our research and development efforts are focused on:

•	Expanding and Enhancing the Capabilities of Our Instrument Platform. Design elements and components of our current instrument platform will serve as the foundation for future generation development. The Processor SP incorporates sample preparation into our system. By adding this step, labs can now process a raw sample material, in most cases whole blood, in a single step. This feature is critical for analyzing infectious diseases and will further simplify the processing of clinical samples from swab, cerebrospinal fluid and serum.

•	Developing Increased Throughput Instruments. We have plans to develop a fully automated instrument with increased throughput and sample preparation for both infectious disease and human genetic tests for use in larger hospital-based laboratories. By basing future generations of our instrument platform on existing design elements, each new generation of development will process assays developed for previous generations.

•	Developing Additional Genomic and Protein Assays. We are in various phases of developing and commercializing new assays for detecting protein biomarkers, infectious diseases and human genetic markers. Currently, we are researching additional human genetic, infectious disease and ultra-sensitive protein assays.

•	Validating and Commercializing New Biomarkers. We have a dedicated team of protein scientists and assay developers who conduct assay development to support feasibility testing and new protein biomarker validation. This team is collaborating with clinical researchers in academic and private settings to apply our ultra-sensitive protein detection technology to the researchers’ efforts to create diagnostic methods with greater clinical sensitivity and specificity. We are also applying our ultra-sensitivity methods to the development of established protein biomarkers that may lead to earlier detection of medical conditions including cancer, neurodegenerative disorders including Alzheimer’s disease, sepsis and mad cow disease, as well as for blood screening and veterinary applications.

•	Enhancing Performance of Established Product Systems and Developing New Applications. Our license agreement with Northwestern provided us with an exclusive license to certain patents and patent applications related to the application of nanotechnology to biodiagnostics and to biobarcode technology. This license covers all discoveries from the International Institute for Nanotechnology at Northwestern in the field of biodiagnostics through January 1, 2013. Thereafter, the license provides that we continue to have the first right to an exclusive license for all discoveries the International Institute for Nanotechnology at Northwestern develops in the field of biodiagnostics, however, the economic terms are to be negotiated in good faith by both parties. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.

Employees

As of December 31, 2013, we had 165 full-time employees. Of these employees, 56 were in research and development, 42 were in manufacturing (in support of both product sales and the research and development function), 50 were in sales and marketing and 17 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

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

We have received government contracts for the development of automated biological agent detection systems using nanoparticle probes that are capable of rapidly detecting biological warfare agents and biological toxins. These products have potential applications for both government contractors and civilian first responders. Since inception, we have recorded revenue of approximately $10.3 million under these grants and contracts.

Manufacturing

We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 13,797 square feet of the 42,742 square feet, which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes, assay reagents, test cartridges and instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practices — Quality System Regulation as required by the FDA for the manufacture of in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control.

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

We plan to continue to manufacture components that we determine are highly proprietary or difficult to produce consistently while outsourcing commodity components. As we continue to execute on our sales and marketing plans, we have ramped-up our manufacturing operations to meet demand. We are likely to establish additional outsourcing partnerships as we manufacture additional products. While we believe our current facilities and expansion rights are adequate to meet our manufacturing needs for at least the next three years, we may need to lease additional space. On February 13, 2014, we exercised a right of first refusal under our recently revised facilities lease to acquire an additional 8,535 square feet of space in our building as soon as such space becomes available. The current tenant occupying this additional space is expected to vacate the space on or about August 31, 2014.

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

We believe that the primary international customers for our diagnostic applications will be hospital-based laboratories and academic research institutions. We have obtained CE IVD Mark certification for sale of the Verigene System in European Union countries and will do so for each assay we plan to market in Europe. Outside the United States, we initiate sales through marketing partners and distributors. As of the end of 2013 we have entered into 15 international distribution partnerships. A distribution strategy is being developed for each relevant international market. We support our distribution partners with specialists who train our partners’ sales forces and provide technical support.

Competition

We primarily face competition in the nucleic acid based testing market from companies that provide PCR-based technologies. We believe that, over time, the Verigene System will compete with these companies primarily on the following factors: (1) cost effectiveness; (2) ease of use; (3) multiplexing capability; (4) range of tests offered; (5) immediacy of results; (6) sensitivity and specificity of tests and (7) reliability.

The Company is now focused primarily on molecular based infectious disease markets and therefore has identified Beckton, Dickinson and Company, Bio Mérieux, Cepheid, GenMark Diagnostics and Luminex as potential competitors.

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

In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., establishment registration, medical device listing, labeling regulations, possible premarket notification and adherence to current Good Manufacturing Practice/Quality System Regulations (“QSR”)). However, most Class I devices are exempt from premarket notification (510(k) clearance). Class II devices are subject to general and special controls (e.g., special labeling requirements, mandatory performance standards, premarket notification (510(k) clearance) often with guidance from an FDA special control guideline, adherence to current Good Manufacturing Practice/QSR, possible post-market surveillance). Generally, Class III devices are subject to general and special controls and must receive premarket approval, or PMA, by the FDA to ensure their safety and effectiveness (e.g., new devices for which insufficient information exists to assure safety and effectiveness through general and special controls; often such devices are life-sustaining, life-supporting and implantable). Many devices that have been approved by way of premarket approval are required to perform post-market surveillance.

510(k) Clearance

The FDA will grant 510(k) clearance if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or a pre-amendment Class III medical device for which the FDA has not sought PMA. The FDA has recently been requiring more rigorous demonstration of substantial equivalence than in the past. The FDA may determine that a proposed device is not substantially equivalent (“NSE”) to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. In the former case and when there exists no current legally marketed device to which substantial equivalence can be claimed, the De Novo Classification Process (Evaluation of Automatic Class III Designation) regulatory process may be utilized. Under this de Novo process, a device manufacturer can avoid having to seek PMA approval following an NSE determination, provided the device is considered by FDA to be a moderate to low risk device whose risks could be mitigated through the use of Special Controls. This enables the device to be “automatically” down-classified from Class III to Class II and marketing authorization sought essentially through the less burdensome 510(k) process. This process may be particularly applicable to many of our future products, in that they may utilize new or existing molecular markers and significantly different technology as compared to current marketed products or for which there is no existing like product on the market. Nonetheless, a “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use and/or performance of the device, require new 510(k) submissions and clearances.

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

Clinical Laboratory Improvement Amendments of 1988

The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing. These regulations mandate that clinical laboratories must be certified by the federal government, by a federally-approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. Moreover, these laboratories must meet quality assurance, quality control and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the method of testing performed by the laboratory, which range from “waived” to “moderate complexity” to “high complexity.” Generally, the more complex the method of testing is, the higher the cost to perform the testing. We expect that most of our products will be categorized as either “moderate complexity” or “high complexity.” All tests cleared by the FDA on the Processor SP have been categorized as “moderate complexity” by the FDA due to the ease in which to operate our Verigene system.

Foreign Government Regulation

We are marketing our products in certain foreign markets. Obtaining a CE IVD Mark is a mandatory requirement under the In-Vitro Diagnostic Directive 98/79/EC that addresses the essential requirements that an in-vitro diagnostic device must meet before being marketed within the European Union. We have obtained CE IVD Mark approval for sale of the Verigene System in European Union countries and will do so for any assay we plan to launch in Europe. Additional regulatory requirements exist in most foreign countries including, but not limited to, product standards, packaging requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties and tax requirements.

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

We have a limited operating history and have incurred significant losses in each fiscal year since our inception, including net losses of $34.6 million, $32.9 million and $35.4 million in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of approximately $382.8 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. If we fail to achieve profitability in the future, the market price of our common stock could decline.

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

The Verigene System currently does not process a sufficiently broad menu of tests nor volume of samples for some hospitals and laboratories to consider adopting it. Although we continue to develop additional tests to respond to hospitals’ and laboratories’ needs, we cannot guarantee that we will be able to develop enough additional tests quickly enough or in a manner that is cost-effective or at all. The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. We are currently not able to estimate when or if we will be able to develop, commercialize or sell additional tests or enhance existing products. If we are unable to increase sales of the Verigene System and its tests or to successfully develop and commercialize additional products or tests, our revenues and our ability to achieve profitability would be impaired.

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

Our manufacturing facilities are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. The use of our diagnostic products by our customers is also affected by the Clinical Laboratory Improvement Amendments of 1988, or “CLIA”, and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some laboratories from using some or all of our diagnostic products.

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

As of December 31, 2013, our patent portfolio is comprised, on a worldwide basis, of 187 issued patents and 11 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately three additional technological claims.

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

In addition, we have non-exclusive licenses for 43 patents that cover 11 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates which range from 2014 to 2027. These license agreements are nonexclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

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

We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. As of December 31, 2013, our patent portfolio is comprised, on a worldwide basis, of 187 issued patents and 11 pending patent applications which, in either case, we own directly or for which we are the exclusive licensee. However, patents may not be issued from any pending or future patent applications owned by or licensed to us, and moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor provide us with freedom to operate unimpeded by the patent rights of others.

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

Market prices of diagnostics companies have been volatile. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	variance in our financial performance from the expectations of securities analysts;

•	fluctuations in the rate of quarterly product placements;

•	changes in the estimation of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	failure of our products to achieve or maintain market acceptance or commercial success;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

•	changes in legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of our common stock by our stockholders; and

•	the trading volume of our common stock.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2013 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

As of December 31, 2013, approximately 34% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock will be beneficially held by our directors, our executive officers, and greater than five percent stockholders and their respective affiliates. Lurie Investment Fund, L.L.C., Lurie Investments, Inc., AOQ Trust, Lurie Lending Company, L.L.C., Anda-Proquest, L.L.C., LFT Partnership and their respective affiliates, own 18% of our common stock including the exercise of all outstanding warrants and exercisable options to purchase our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If they choose to act together, they would be able to influence most matters requiring approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other transaction. The concentration of ownership may also delay or prevent a change in control of us even if such changes might otherwise be beneficial to our stockholders. In addition the significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive, research and development and manufacturing functions are all located at a 42,742 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2017. On February 13, 2014, we exercised a right of first refusal under our recently revised facilities lease to acquire an additional 8,535 square feet of space in our building as soon as such space becomes available. The current tenant occupying this additional space is expected to vacate the space on or about August 31, 2014.

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

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$3.25	$1.72
Second Quarter	4.49	2.08
Third Quarter	3.53	1.77
Fourth Quarter	2.58	1.81
Fiscal year ended December 31, 2012
First Quarter	$2.21	$1.42
Second Quarter	2.55	1.51
Third Quarter	3.89	2.24
Fourth Quarter	3.74	2.39

Stockholders

The last reported sale price of common stock on February 11, 2014 as reported on the NASDAQ Global Market was $2.15. As of February 11, 2014, there were 74 holders of record of our common stock.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2008 and the reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Investment Return Analysis	December 2008	December 2009	December 2010	December 2011	December 2012	December 2013
Nanosphere	$100.00	$135.29	$91.60	$30.88	$60.50	$48.11
NASDAQ Composite	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
NASDAQ Biotechnology	$100.00	$115.63	$132.98	$148.69	$196.12	$324.80

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of the Company’s common stock that may be issued under the 2007 Plan, which is the Company’s only existing equity compensation plan under which grants can be made. Stockholders approved the Company’s 2007 Plan on March 27, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted Average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by stockholders	5,963,478	$3.66	418,573
Equity compensation plans not approved by stockholders	—	—	—
Total	5,963,478	$3.66	418,573

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with, and is qualified by reference to, our financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of December 31,
Statements of Operations Data:	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Total revenue	$10,002	$5,078	$2,533	$2,026	$2,214
Research and development expense (7)	18,572	19,700	21,054	19,681	21,164
Sales, general and administrative expense (7)	18,733	14,742	15,113	21,147	11,916
Net loss	(34,647)	(32,872)	(35,419)	(40,612)	(33,949)
Net loss attributable to common stock	(34,647)	(32,872)	(35,419)	(40,612)	(33,949)
Net loss per common share:
basic and diluted	$(0.56)	$(0.67)	$(0.94)	$(1.46)	$(1.46)
Weighted average number of common shares:
basic and diluted (1)(2)(3)	62,134	49,193	37,800	27,755	23,302

	As of December 31,
Balance Sheet Data:	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents (1)(2)(3)(4)(5) (6)	$41,467	$33,139	$39,273	$39,628	$76,689
Working capital (1)(2)(3)(4)(5)(6)	46,505	36,551	38,729	37,426	71,152
Total assets (1)(2)(3)(4)(5)(6)	59,351	47,457	50,337	51,375	88,669
Long-term debt – current portion (3)	2,081	—	—	—	—
Long-term debt (3)	9,734	—	—	—	—
Stockholders’ equity (1)(2)(4)(5)(6)	43,134	42,232	45,609	44,524	79,082

(1)	In September 2013, we completed an underwritten public offering of 17,250,000 shares of common stock at $1.75 per share. The Company received net proceeds from the offering of approximately $27.8 million.
(2)	In May 2013, we completed an underwritten public offering of 1,923,077 shares of common stock at $2.60 per share. The Company received net proceeds from the offering of approximately $4.7 million.
(3)	In May 2013, we completed a debt financing and received net proceeds of approximately $11.7 million.
(4)	In July 2012, we completed an underwritten public offering of 12,075,000 shares of common stock at $2.40 per share. The Company received net proceeds from the offering of approximately $27 million.
(5)	In May 2011, we completed an underwritten public offering of 15,686,000 shares of common stock at $2.20 per share. The Company received net proceeds from the offering of approximately $32.2 million.
(6)	In October 2009, we completed an unwritten public offering of 5,405,000 shares of common stock at $7.00 per share. The Company received net proceeds from the offering of approximately $35.4 million.
(7)	During 2013, the Company has changed its presentation of clinical trial costs incurred to present those costs as Research and development expense rather than Sales, general and administrative costs. The prior year costs have been reclassified to conform to the new presentation.

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

Business Overview

We are dedicated to enhancing medicine by providing targeted molecular diagnostic tests that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. Our platform, the Verigene® System, enables clinicians to rapidly identify and treat the bacteria and viruses responsible for some of the most complex, costly and deadly infectious diseases. The Verigene System includes a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing.

The Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing.” It provides lower cost for laboratories already performing molecular diagnostic testing and enables smaller laboratories and hospitals without advanced diagnostic capabilities to perform genetic testing. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the infectious disease diagnostics market.

Our test menu is designed to provide hospitals with the following benefits:

1)	save lives by identifying pathogens and appropriate treatment faster;

2)	reduce medical spending by accelerating appropriate treatment; and

3)	reduce antibiotic resistance growth by avoiding unnecessary treatments.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked

Respiratory Pathogens/Expanded Panel (RP)	In development	In development

Blood Stream Infection (BSI) Panels • Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared(4) In development	CE IVD Marked CE IVD Marked In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	Pending FDA clearance(5)	Pending CE IVD Mark

Human Pharmacogenetic Assays

Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked

CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of this Annual Report on Form 10-K for the year ended December 31, 2013.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of this Annual Report on Form 10-K for the year ended December 31, 2013
(3)	Currently cleared only for use with the Original Processor.
(4)	510(k) cleared January 2014.
(5)	510(k) submitted January 2014.

Infectious Disease Assays

Infectious disease testing is converting to molecular diagnostic methods driven to the need to improve clinical outcomes and reduce medical spending by identifying pathogens and drug resistance markers faster. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing, rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Processor SP provide microbiology labs with a compelling solution for conversion to molecular testing.

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

We have developed and are continuing to develop blood stream infection panels for the earlier detection of specific bacteria and resistance markers present in patients with blood stream infections. These panels include gram-positive, gram-negative and yeast pathogens as well as resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days, which is typical for current traditional culture assays. Treatment is sometimes initiated before these current traditional assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was for the detection of gram-positive organisms (BC-GP) that represent approximately 65% of blood stream infections. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In January 2014 we received 510(k) clearance for our BC-GN assay. The BC-Y panel is in development.

Our development efforts also include an enteric pathogens (EP) test. Our enteric pathogens assay identifies the Enterobacteriaceae species that most often result from food poisoning. The enteric assay tests for a wide spectrum of organisms that are treated with various antibiotics and other drug therapies. This assay was submitted to the FDA for 510(k) clearance in January 2014.

Human Genetic Assays

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

We have also received 510(k) clearance from the FDA for a hypercoagulation assay performed on our Original Processor. This is a human genetic test to determine the existence of certain genetic mutations that are hereditary contributory factors in forming blood clots. This Verigene test detects the F5, F2, and MTHFR genes that are associated with hypercoagulation (i.e., thrombophilia). CE IVD Mark was obtained for this assay on the Processor SP during the fourth quarter of 2011.

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

We have a small customer base that uses our human genetic tests, however, our current product development and marketing efforts are focused on our infectious disease menu.

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

Intellectual Property

As of December 31, 2013, our patent portfolio is comprised, on a worldwide basis, of 187 issued patents and 11 pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately 11 different technological claims and the pending patent applications cover approximately three additional technological claims.

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

In addition, as of December 31, 2013, we have non-exclusive licenses for at least 43 U.S. patents that cover 11 different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2014 to 2027. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

Financial Operations Overview

Revenue

Product sales revenue is derived from the sale or rental of the Verigene System, including test instruments and cartridges and related products sold to hospitals and commercial laboratories. Grant and commercial contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our marketing efforts are primarily focused on driving product sales rather than obtaining grants and commercial contracts.

During the first six months of 2013, we observed that customer validation and implementation of our Blood-Culture—Gram Positive (BC-GP) assay ranged between 6 to 8 months, which exceeded our original internal estimates. During the third and fourth quarters of 2013, the customer validation and implementation timelines have not materially changed from the timelines observed during the first six months of 2013.

Cost of Sales

Cost of sales represents the cost of materials, direct labor and other manufacturing overhead costs incurred to produce Verigene cartridges and instruments, as well as royalties on product sales, amortization of purchased intellectual property relevant to products available for sale and depreciation of instruments provided under leases and rentals. Costs associated with custom assay development contracts also include labor associated with assay development, validation and testing.

Research and Development Expenses

Research and development expenses primarily include all costs incurred during the development of the Verigene System instruments and disposable test cartridges, and the expenses associated with developing manufacturing systems and processes. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System instruments, and additional genomic and protein tests. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the years ended December 31, 2012 and 2011 $2.1 million and $1.0 million, respectively, of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses will increase as additional sales and customer support personnel are needed to drive and support customer growth. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the years ended December 31, 2012 and 2011 $2.1 million and $1.0 million, respectively, of pre-regulatory approval clinical trial costs have been reclassified accordingly.

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

Fiscal 2013 Compared to 2012

Revenues

Revenues were $10.0 million for fiscal 2013 as compared to $5.1 million for fiscal 2012. Product sales doubled, increasing from $5.0 million for 2012 to $10.0 million for 2013, driven by unit volume increases in both cartridge and system sales. The cartridge unit volume increase was driven primarily by an increase in our infectious disease customer base. There was no contract development or grant revenue in 2013 as compared to less than $0.1 million for 2012. New customer placements for the fourth quarter 2013 were 35, totaling 161 for the full year ended December 31, 2013.

Cost of Sales

For fiscal 2013, cost of sales was $6.4 million, as compared to $3.5 million for fiscal 2012, an increase proportional to the increase in product sales revenues. Gross margins for fiscal 2013 were 36% as compared to 30% for fiscal 2012. The increase in gross margin was driven primarily by reductions in unit cost per test cartridge.

Research and Development Expenses

Research and development expenses were $18.6 million for fiscal 2013 as compared to $19.7 million for fiscal 2012. This $1.1 million decrease in research and development expenses resulted primarily from reduced material spending on development projects and the capitalization of certain raw material inventory items that were expensed in the previous fiscal year. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the year ended December 31, 2012 $2.1 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased to $18.7 million for fiscal 2013 from $14.7 million for fiscal 2012 due to increased spending for the sales and customer support expansion.

Interest Expense

Interest expense was $0.9 million for 2013 and less than $0.1 million for 2012. The increase was driven by the addition of a debt facility we entered into in May of 2013.

Interest Income

Interest income was less than $0.1 million for 2013 and for 2012.

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

Research and Development Expenses

Research and development expenses were $19.7 million for fiscal 2012 as compared to $21.1 million for fiscal 2011. This $1.4 million decrease in research and development expenses resulted from an reduction in spending on goods and materials for clinical studies. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the years ended December 31, 2012 and 2011 $2.1 million and $1.0 million, respectively, of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased to $14.7 million for fiscal 2012 from $15.1 million for fiscal 2011 due to a reduction in equity compensation expense, partially offset by increased spending for the sales and customer support expansion.

Interest Expense

Interest expense was less than $0.1 million for 2012 and for 2011.

Interest Income

Interest income was less than $0.1 million for 2012 and for 2011.

Liquidity and Capital Resources

From our inception in December 1999 through December 31, 2013, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2013, we had an accumulated deficit of approximately $382.8 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

We do not anticipate achieving positive operating cash flow in at least the next twelve months. We expect to increase investment in additional manufacturing scale-up, and to add to sales, marketing and customer support personnel during the next twelve months. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional debt or equity financing in the future to execute its business plans beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing capacity and research and development activities.

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

As of December 31, 2013, we had $41.5 million in cash and cash equivalents, compared to $33.1 million at December 31, 2012. Cash used in operations of $34.0 million for the year ended December 31, 2013 was up $2.3 million as compared to $31.7 million in the year ended December 31, 2012, due to increases in accounts receivable related to higher sales in 2013. Cash used in operations for the year ended December 31, 2012 increased slightly to $31.7 million from $31.5 million for the year ended December 31, 2011.

Net cash used in investing activities increased to $1.4 million for the year ended December 31, 2013 compared to $0.8 million for the year ended December 31, 2012 due to increased spending on manufacturing equipment. Net cash used in investing activities increased from $0.6 million for the year ended December 31, 2011 compared to the $0.8 million for the year ended December 31, 2012.

There was $43.7 million of net cash provided by financing activities for the year ended December 31, 2013. In May 2013, the Company received $11.7 million in net proceeds from the issuance of debt and warrants. Also in May 2013, the Company received $4.7 million in net proceeds from its public stock offering. In September 2013, the Company received $27.8 million in net proceeds from its public stock offering. In 2012, net cash provided by financing activities was $26.4 million compared to $31.7 million in cash provided by financing activities in 2011. The difference in net cash provided by financing activities is because the May 2011 underwritten public offering of 15,686,000 shares at $2.20 per share provided approximately $32.2 million in net proceeds whereas the July 2012 underwritten public offering of 12,075,000 shares at $2.40 per share provided approximately $27.0 million in net proceeds.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of $280 million. The Company also has federal research and development tax credit carryforwards of $14.5 million which will begin to expire in 2020. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

Contractual Obligations and Commitments

As of December 31, 2013, the annual amounts of future minimum payments under certain of our contractual obligations were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations	$11,815	$2,081	$9,734	$—	$—
Interest on long-term debt	2,028	970	1,058	—	—
Operating lease	1,706	486	1,006	214	—
Obligations under license agreements	705	175	290	90	150
Total	$2,175	$651	$1,294	$347	$150

License Agreements

We have entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $3.3 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are as shown above. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2014 to 2025.

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

Revenue Recognition

Verigene System instrument units are sold outright to customers, sold outright to leasing companies or rented by customers pursuant to operating leases. We recognize revenue from sales of the Verigene System, including cartridges and related products, when the risks and rewards of ownership are transferred to the customer. Revenue for Verigene System instrument units leased under operating lease arrangements is recognized on an installment basis over the life of the lease while the cost of the leased equipment is carried on the Company’s balance sheet and fully amortized over the life of lease arrangements.

We recognize revenue under grants and commercial contracts and for reimbursement of related research and development expenses at the time the relevant expenses are incurred. For product sales, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss is transferred to customers, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Stock-Based Compensation Expense

We have granted share-based compensation consisting of restricted stock and common stock options issued to employees, consultants and founders. Compensation expense is recognized based on the fair value of the stock-based awards granted utilizing various assumptions regarding the underlying attributes of the options and our common stock. The estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is determined using the Black-Scholes option-pricing model and then amortized as compensation expense on a straight-line basis over the vesting period of the options. All of the stock options granted prior to November 2007 have exercise prices at or above the estimated fair value of the common stock on the date of grant, as determined by our board of directors prior to our initial public offering in November 2007, who used their knowledge of us and our affairs along with third-party valuation assessments, to determine the fair value of our common stock. For option grants after our initial public offering, we use the fair value of our common stock as determined by the closing price of our common stock on NASDAQ on the date of grant. In addition to the grant date fair value of our common stock, the Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. The expected life of options is derived from the average of the vesting period and the term of the option following the guidance in SEC Staff Accounting Bulletins No. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Inventories

Inventories are carried at the lower of cost or market, using the first-in, first out method. Certain finished goods inventory is ultimately leased by us rather than sold, and upon the lease date is transferred to Property and equipment and subsequently depreciated to Cost of sales over their useful life.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through December 31, 2013 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced our interest income to $0 for the twelve month period ended December 31, 2013.

Item 8. Financial Statements and Supplementary Data.

The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.

Northbrook, Illinois

We have audited the accompanying balance sheets of Nanosphere, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.

Northbrook, Illinois

We have audited the internal control over financial reporting of Nanosphere, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 18, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2014

Nanosphere, Inc.

Balance Sheets

(dollars in thousands, except per share data)

	As of December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$41,467	$33,139
Accounts receivable	2,821	1,027
Inventories	8,452	7,326
Other current assets	248	284

Total current assets	52,988	41,776
PROPERTY AND EQUIPMENT — Net	3,673	2,872
INTANGIBLE ASSETS — Net of accumulated amortization	2,406	2,733
OTHER ASSETS	284	76

TOTAL ASSETS	$59,351	$47,457

CURRENT LIABILITIES:
Accounts payable	$1,958	$2,446
Accrued compensation	910	899
Other current liabilities	1,534	1,880
Long-term debt – current portion	2,081	—

Total current liabilities	6,483	5,225
LONG-TERM LIABILITIES:
Long-term debt	9,734	—

Total liabilities	16,217	5,225
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 76,222,606 shares and 56,090,437 shares issued and outstanding as of December 31, 2013 and 2012, respectively	762	561
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	424,962	388,868
Warrants to acquire common stock	246	992
Accumulated deficit	(382,836)	(348,189)

Total stockholders’ equity	43,134	42,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,351	$47,457

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
REVENUE:
Product sales	$10,002	$5,034	$2,433
Grant and contract revenue	—	44	100

Total revenue	10,002	5,078	2,533
COSTS AND EXPENSES:
Cost of sales	6,418	3,541	1,820
Research and development	18,572	19,700	21,054
Sales, general and administrative	18,733	14,742	15,113

Total costs and expenses	43,723	37,983	37,987

Loss from operations	(33,721)	(32,905)	(35,454)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	(5)	(8)	(13)
Interest expense	(943)	(13)	—
Interest income	22	54	48

Total other income (expense)	(926)	33	35

NET LOSS	$(34,647)	$(32,872)	$(35,419)

Net loss per common share — basic and diluted	$(0.56)	$(0.67)	$(0.94)
Weighted average number of common shares outstanding — basic and diluted	62,134	49,193	37,800

See notes to financial statements.

Nanosphere, Inc.

Statements of Stockholders’ Equity

(dollars and shares in thousands)

				Warrants
			Additional	To Acquire
	Common Stock		Paid-In	Common	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total
BALANCE — January 1, 2011	28,409	284	318,714	5,424	(279,898)	44,524
Share-based compensation	29	—	4,411	—	—	4,411
Issuance of common stock from public offering, net of offering expenses	15,686	157	32,021	—	—	32,178
Forfeiture of restricted stock	(54)	—	(85)	—	—	(85)
Expiration of warrants to acquire common stock	—	—	4,432	(4,432)		—
Net loss					(35,419)	(35,419)

BALANCE — December 31, 2011	44,070	441	359,493	992	(315,317)	45,609
Share-based compensation	—	—	2,531	—	—	2,531
Issuance of common stock from public offering, net of offering expenses	12,075	121	26,843			26,964
Forfeiture of restricted stock	(55)	(1)	1	—	—	—
Net loss	—	—	—	—	(32,872)	(32,872)

BALANCE — December 31, 2012	56,090	$561	$388,868	$992	$(348,189)	$42,232
Share-based compensation	980	10	2,569	—	—	2,579
Exercise of stock options on common stock	106	1	186	—	—	187
Issuance of common stock from public offering, net of offering expenses	19,173	191	32,346	—	—	32,537
Issuance of warrant to acquire common stock	—	—	—	246	—	246
Expiration of warrants to acquire common stock			992	(992)	—	—
Forfeiture of restricted stock	(127)	(1)	1	—	—	—
Net loss	—	—	—	—	(34,647)	(34,647)

BALANCE — December 31, 2013	76,222	$762	$424,962	$246	$(382,836)	$43,134

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,647)	$(32,872)	$(35,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,032	2,503	2,667
Amortization of financing costs, accretion of debt discount and other	219	—	—
Loss from disposal of fixed assets	—	—	28
Share-based compensation	2,579	2,531	4,411
Changes in operating assets and liabilities:
Accounts receivable	(1,794)	(166)	(663)
Inventories	(1,982)	(4,786)	(1,163)
Other current assets	36	(36)	425
Accounts payable	(738)	652	(1,547)
Accrued and other current liabilities	329	445	(215)

Net cash used in operating activities	(33,966)	(31,729)	(31,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,401)	(744)	(622)
Investments in intangible assets	—	(25)	—

Net cash used in investing activities	(1,401)	(769)	(622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	12,000	—	—
Debt issuance costs	(278)	—	—
Proceeds from the issuance of common stock, net of offering expenses	32,537	26,964	32,178
Payments for restricted stock	—	—	(85)
Proceeds from stock option exercises	187	—	—
Payment of noncurrent liability	(751)	(600)	(350)

Net cash provided by financing activities	43,695	26,364	31,743

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	8,328	(6,134)	(355)
CASH AND CASH EQUIVALENTS — Beginning of year	33,139	39,273	39,628

CASH AND CASH EQUIVALENTS — End of year	$41,467	$33,139	$39,273

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$856	$(215)	$1,266
Issuance of warrants	246	—	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$505	$—	$—

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of December 31, 2013 and 2012, and

For the years ended December 31, 2013, 2012 and 2011

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

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $382.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional debt or equity financing in the future to execute on its current or future business strategies beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may occur over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing capacity and research and development activities.

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

Receivables — Accounts receivable consists of amounts due to the Company for sales of the Verigene system as well as amounts due under various commercial contracts and government grants. An allowance for doubtful accounts is not recorded because the Company has no history of uncollectible receivables and there are no specifically identified uncollectible accounts.

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

Intangible Assets — Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of upfront license fees begins upon the initial use of the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from 1.4 years to 13.25 years. Such amortization of upfront license fees is classified in Cost of sales on the statement of operations. Purchased intellectual property also includes purchased patents and patent rights. These patents and patent rights are amortized using a straight-line method over the remaining 6 years of the patent, and the amortization expense is classified in research and development expense on the statement of operations.

Deferred Financing Costs — Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013 and was $0.2 million during 2013.

Impairment of Long-Lived Assets — The Company assesses the recoverability of long-lived assets, including intangible assets, by periodically evaluating the carrying value of such assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If impairment is indicated, the Company will value the asset at its estimated fair value.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to inventories, property and equipment, intangible assets, and share-based compensation. Actual results could differ from those estimates.

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

Cost and Expenses —The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the years ended December 31, 2012 and 2011 $2.1 million and $1.0 million, respectively, of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Research and Development Costs — Research and development costs, including costs related to the clinical studies programs, consist of employee wages and benefits, development materials and equipment and facility costs and are expensed as incurred.

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

Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable accounts payable, and debt approximate their fair values.

Net Loss Per Common Share — Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the years ended December 31, 2013, 2012 and 2011. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the years ended December 31, 2013, 2012 and 2011 excluded 807,000 shares, 299,000 shares and 354,000 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the balance sheet at December 31, 2013 and 2012, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the years ended December 31, 2013, 2012 and 2011 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Year ended December 31,
	2013	2012	2011
Restricted stock	807,000	299,000	354,000
Stock options	5,963,478	5,999,875	4,663,760
Common stock warrants	136,019	164,925	164,925

	6,906,497	6,463,800	5,182,685

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of December 31, 2013 and 2012 comprise the following (in thousands):

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property — licenses	$3,263	$(1,152)	$2,111	$4,061	$(1,660)	$2,401
Patents	455	(160)	295	455	(123)	332

	$3,718	$(1,312)	$2,406	$4,516	$(1,783)	$2,733

On July 9, 2010, the Company executed a worldwide non-exclusive license agreement (“the License Agreement”) for a fee of $1.9 million to utilize certain patented technology believed by the Company to be useful in the manufacture of certain of its current and future products. Under the terms of the License Agreement, the Company will pay a license and technology transfer fee, payable in four installments. The license fee is reflected in “Intangible Assets — Net of accumulated amortization” in the balance sheet and amounts as of December 31, 2013 and 2012 were $1.5 million and $1.7 million, respectively. The first installment of $0.2 million, including a $15,000 technology transfer fee, was paid upon the execution of the License Agreement. The second installment of $0.4 million was paid on July 9, 2011; the third installment of $0.6 million was paid on July 9, 2012; the final installment of $0.8 million was paid July 9, 2013. These fees represent full payment for use of the licensed patents during the term of the License Agreement, which ends on the expiration date of the last patent issued and licensed under the License Agreement.

Amortization expense for intangible assets was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2014	$326
2015	322
2016	309
2017	293
2018	211
Thereafter	$945

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of December 31, 2013. The amortization period related to $1.8 million of licenses began in the fourth quarter 2011 when the Company began using the licensed technology. There were no license costs written off in the years ended December 31, 2013, 2012 and 2011.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provided contracted research and development services to the Company through May 31, 2013 and was reimbursed for these services based upon negotiated contract rates. On March 27, 2013, the Company advised Dr. Mirkin that his consulting agreement would not be renewed and would expire pursuant to its terms on May 31, 2013. On April 22, 2013, Dr. Mirkin advised the Company that he would not stand for re-election to the Company’s board of directors at the 2013 annual meeting of stockholders, and he retired from the board of directors at the expiration of his term at the 2013 annual meeting of stockholders. The Company incurred expenses of $0.1 million for these services in each of the twelve month periods ended December 31, 2013, 2012 and 2011.

In October 2013, the Company entered into a consulting agreement with Dr. Gene Cartwright, a director of the Company, to assist in evaluating and reformulating the Company’s strategic and operating plans. Aggregate consideration for these services were $37,500 and the services were completed in December 2013.

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

In March 2007, the Company’s board of directors adopted and its shareholders approved the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The 2007 Plan authorizes the grant of stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. The total awards originally authorized under the 2007 Plan was 4,106,009 shares, plus up to an additional 773,591 shares of common stock that will become available in the event that awards made under the 2000 Plan expire, are forfeited or cancelled, plus an annual increase in the number of shares pursuant to the evergreen provision equal to the least of: 900,000 shares of common stock; 4.0% of the Company’s outstanding shares of common stock as of fiscal year end; and an amount determined by the board of directors. Pursuant to the evergreen provision, an additional 900,000 shares of common stock were authorized for issuance under the 2007 Plan as of January 1, 2011 and 2012.

Certain options vest ratably over two or four years of service, while other options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 17% of the options granted and outstanding contain “accelerated vesting” provisions. The service period over which compensation expense is recognized for options which include the accelerated vesting provision is the shorter of the seven year cliff term or the projected timeframe for achieving the company-wide performance goals.

The weighted average grant date fair value of options granted in 2013, 2012 and 2011 was $1.98, $1.41 and $4.04, respectively. The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility	86%	92%	90%
Risk free interest rate	0.99%	1.06%	1.32%
Weighted-average expected option life	6.0 years	6.1 years	5.3 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.98	$1.39	$1.28
Estimated forfeiture rate for unvested options	13.0%	4.9%	0.4%

The expected volatility for option awards granted during 2011, 2012 and 2013 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over two or four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost associated with the option awards was $2.0 million, $2.1 million and $3.0 million in 2013, 2012 and 2011, respectively.

As of December 31, 2013, the total compensation cost not yet recognized related to the nonvested awards is approximately $4.0 million, which amount is expected to be recognized over the next 1.8 years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the Plan as of December 31, 2013, and for the year then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2013	5,999,875	$3.99
Granted	1,302,128	$2.77
Exercised	(106,265)	$1.76
Expired	(402,447)	$6.06
Forfeited	(829,813)	$3.72

Outstanding — December 31, 2013	5,963,478	$3.66	6.44	$2,912,216

Exercisable — December 31, 2013	3,422,387	$4.37	5.04	$1,252,372

Vested and Expected to Vest — December 31, 2013	5,846,588	$3.68	6.40	$2,835,864

There were 106,265 options exercised in 2013 and no options exercised in 2012 and 2011. The intrinsic value of options exercised in 2013 was $0.2 million.

Included in the number of options outstanding at December 31, 2013, are 990,586 options with a weighted average exercise price of $5.25 per share that have accelerated vesting provisions based on the criteria mentioned above. As of December 31, 2013, 65% of all outstanding options with accelerated vesting provisions were vested. The total fair value of option shares vested during 2013, 2012 and 2011 was $1.2 million, $2.7 million and $2.9 million, respectively.

During 2011, the Company granted 29,000 shares of restricted stock under the 2007 Plan, of which 50% vest on the two-year anniversary of the grant date and are subject to forfeiture until vested, and 50% vest on the four-year anniversary of the grant date and are subject to forfeiture until vested. The weighted average grant-date fair value was $4.02 per share. During 2013, the Company granted 980,000 shares of restricted stock under the 2007 Plan, which have various vesting schedules ranging from six months to four years and are subject to forfeiture until vested. The weighted average grant-date fair value was $2.59 per share. During 2013, 344,827 shares of restricted stock vested and 127,173 shares of restricted stock were forfeited. The total fair value of restricted stock shares that vested was $1.7 million, zero and $2.0 million during 2013, 2012 and 2011, respectively. The Company recognized $0.6 million, $0.5 million and $1.4 million in compensation expense associated with the restricted stock during 2013, 2012 and 2011, respectively. As of December 31, 2013, the total compensation cost not yet recognized related to the nonvested restricted stock awards is approximately $1.7 million, which amount is expected to be recognized over a weighted average term of approximately 1.5 years.

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

NOL carryforwards of approximately $280 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2033. The Company also has federal research and development tax credit carryforwards of $14.5 million which will expire from 2020 through 2032. Section 382 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments may have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Section 382 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in the expiration of the Company’s net operating loss and tax credit carryforwards before they can be used.

The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Net operating losses	$112,880	$100,836
Research and development credits	14,522	10,276
Share-based compensation	2,805	2,571
Amortization of intangible assets	184	1,145
Other	722	405

	131,113	115,233
Valuation allowance	(130,652)	(115,056)

Net deferred tax assets after valuation allowance	461	177
Deferred tax liabilities:
Depreciation on property and equipment	(461)	(177)

Deferred tax assets — net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
Tax provision at the statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	6.3%	6.3%	6.3%
Other	4.0%	(1.4)%	(8.1)%
Valuation allowance	(44.3)%	(38.9)%	(32.2)%

	0.0%	0.0%	0.0%

As of December 31, 2013 and 2012, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2013, 2012 and 2011 or accrued on the balance sheets as of December 31, 2013 and 2012.

The Company files tax returns in the U.S. and various states. All tax years since 1999 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

8. License Agreements

In 2006, the Company entered into a license agreement with Northwestern University (“Northwestern”), which provides the Company with an exclusive license to certain existing patents and patent applications owned by Northwestern and future inventions developed by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, or Nanotechnology, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules. The license is limited to discoveries in the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations through January 1, 2013. Thereafter, the license provides that the Company continues to have the first right to an exclusive license for all discoveries the International Institute for Nanotechnology at Northwestern develops in the field of biodiagnostics, however, the economic terms are to be negotiated in good faith by both parties.

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of December 31, 2013, the Company has paid aggregate initial license fees of $3.3 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Royalties on net sales are classified in Cost of sales. Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2014, 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2014 to 2027.

9. Long-Term Debt

On May 6, 2013, the Company entered into a $22 million Loan and Security Agreement with Silicon Valley Bank and Oxford Finance LLC (together, the “Lenders”) for a loan (the “Loan Agreement”). The Company drew down $12 million of the facility on May 6, 2013 evidenced by secured promissory notes (the “Notes”) executed by the Company. The remaining $10 million of the facility could be drawn between December 1, 2013 and April 30, 2014 if Nanosphere achieved certain revenue levels and other conditions. See Note 14, Subsequent Events, for further information regarding the remaining $10 million on the facility.

The loan is secured by substantially all of the assets of the Company.

Under the Loan Agreement, the Company will repay interest only on a monthly basis for the first 12 months and thereafter the Company will repay the principal and interest on a monthly basis for 36 months through the maturity date. Interest on the loan is fixed at 9.25% per annum.

The term of the loan is four years. The facility fee paid for the loan was $120,000 with another $100,000 due upon the maturity, acceleration or prepayment of the loan. The Loan Agreement also requires an additional loan fee of $240,000 (2% of the amount borrowed) payable at the maturity, acceleration or prepayment of the first loan.

The Loan Agreement contains customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; violation of covenants; and certain bankruptcy events. If an event of default occurs under the Loan Agreement, the entire outstanding balance under the Loan Agreement may become immediately due and payable.

Annual future debt payments as of December 31, 2013 are as follows (in thousands):

Years Ending December 31	Debt payments
2014	$2,081
2015	3,838
2016	4,209
2017	1,872
2018	—

Total debt	$12,000

10. Stockholders’ Equity

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

During 2013, the Company completed two underwritten public offerings. In May 2013, the Company sold 1,923,077 shares of common stock at a public offering price of $2.60 per share, less underwriting discounts and commissions, for net proceeds of approximately $4.7 million. In September 2013, the Company sold 17,250,000 shares of common stock at a public offering price of $1.75 per share, less underwriting discounts and commissions, for net proceeds of approximately $27.8 million.

Registration Rights

Pursuant to an agreement between the Company and certain of its stockholders, the Company had granted the following demand registration rights to AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates. and Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders, Mr. William P. Moffitt, III, the Company’s former chief executive officer and a former member of the board of directors, and Mr. Mark Slezak and Dr. Chad Mirkin, former members of the board of directors, are parties to this agreement, but do not have the right to demand registration. At any time after the earlier to occur of (1) 120 days after the closing of an initial public offering, which occurred on November 6, 2007, or (2) April 1, 2010:

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

Warrants

Prior to the completion of the Company’s initial public offering, the Company issued warrants to purchase shares of convertible preferred stock in connection with certain of the convertible preferred stock financings. Certain of these warrants were converted to common stock warrants upon the closing of the initial public offering. As of January 1, 2011, there were outstanding warrants to acquire shares of common stock of 1,300,119. In April 2011, 1,135,194 warrants expired and in April 2013, the remaining 164,925 warrants expired.

In May 2013, the Company issued warrants to acquire 136,019 shares of common stock at an exercise price of $2.6467 per share and an expiration date of May 6, 2020. These warrants were issued to Silicon Valley Bank and Oxford Finance LLC in connection with the May 6, 2013 loan agreement described in Note 9. Debt. The Company accounts for the warrants as equity instruments. The Company estimated the initial fair value of the warrants issued to be $0.2 million using the Black-Scholes pricing model with the following assumptions: closing price per share of common stock of $2.65, volatility of 74.15%, expected term of 7 years, risk-free interest rate of 0.97% and dividend yield of zero.

11. Commitments and Contingencies

In August 2009, the Company executed a lease renewal which commenced in June 2011 and ends in May 2014. In November 2013, the Company exercised its renewal option and the lease term has been extended to May 2017. On February 13, 2014, we exercised a right of first refusal under our recently revised facilities lease to acquire an additional 8,535 square feet of space in our building as soon as such space becomes available. The current tenant occupying this additional space is expected to vacate the space on or about August 31, 2014.

Rent and operating expenses associated with the office and laboratory space were $0.5 million, $0.6 million and $0.7 million in 2013, 2012 and 2011, respectively. Annual future minimum obligations for the operating lease as of December 31, 2013 are as follows (in thousands):

Years Ending December 31	Operating Lease
2014	$486
2015	497
2016	509
2017	214
2018	—

Total minimum lease payments	$1,706

12. Supplemental Financial Information

Inventories:	2013	2012
	(in thousands)
Raw materials	$2,263	$1,910
Work-in-process	0	300
Finished goods	6,189	5,116

Total	$8,452	$7,326

During 2010, the Company established a valuation reserve of $0.7 million for most of the original Verigene System processor inventory. The valuation reserve was $0.7 million as of December 31, 2013 and 2012.

Property and Equipment — Net:	2013	2012
	(in thousands)
Equipment with customers	$2,628	$2,228
Computer equipment and software	932	944
Laboratory equipment	7,313	6,747
Furniture and fixtures	329	269
Leasehold improvements	2,878	2,878
Manufacturing equipment	6,211	5,031
Office equipment	67	67
Tooling	1,462	1,462

Total property and equipment — at cost	21,820	19,626
Less accumulated depreciation	(18,147)	(16,754)

Property and Equipment — Net	$3,673	$2,872

Other Current Liabilities:	2013	2012
	(in thousands)
Accrued clinical trial expenses	$320	$205
Accrued license fees	84	855
All other	1,130	820

Total	$1,534	$1,880

13. Selected Quarterly Financial Data (Unaudited)

	2013 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$2,369	$1,852	$2,367	$3,414
Research and development	$4,987	$4,006	$4,992	$4,587
Sales, general and administrative	$4,384	$4,215	$4,959	$5,175
Gross profit	$832	$583	$891	$1,278
Loss from operations	$(8,539)	$(7,638)	$(9,060)	$(8,484)
Net loss	$(8,534)	$(7,847)	$(9,427)	$(8,839)
Per share data:
Net loss per common share — basic and diluted	$(0.15)	$(0.14)	$(0.16)	$(0.11)

	2012 Quarters
	(in thousands, except per share data)
	First	Second	Third	Fourth
Total revenue	$1,299	$1,345	$865	$1,569
Research and development	$4,865	$5,467	$5,118	$4,250
Sales, general and administrative	$3,595	$3,445	$3,869	$3,833
Gross profit	$386	$461	$226	$464
Loss from operations	$(8,074)	$(8,451)	$(8,761)	$(7,619)
Net loss	$(8,061)	$(8,439)	$(8,749)	$(7,623)
Per share data:
Net loss per common share — basic and diluted	$(0.18)	$(0.19)	$(0.16)	$(0.14)

14. Subsequent Events

On February 18, 2014, we entered into an amendment of our loan and security agreement with Silicon Valley Bank and Oxford Bank (the “Amendment”). The Amendment extends the period of time during which we may access the second, $10 million tranche of this loan from March 31, 2014 to September 30, 2014. If we access the second, $10 million tranche of this loan, we must maintain a liquidity reserve equal to six times our average monthly cash burn rate over a rolling three month period, but only to the extent that we have aggregate net losses during any such rolling three month period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (1992), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. Their report is included in this Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On February 13, 2014, we exercised a right of first refusal under our recently revised facilities lease to acquire an additional 8,535 square feet of space in our building as soon as such space becomes available. The current tenant occupying this additional space is expected to vacate the space on or about August 31, 2014. Disclosure of our exercise of our right of first refusal for the additional space at our building is being made under this Item 9B of Form 10-K in lieu of Item 8.01 of Form 8-K.

On February 18, 2014, we entered into an amendment of our loan and security agreement with Silicon Valley Bank and Oxford Bank (the “Amendment”). The Amendment extends the period of time during which we may access the second, $10 million tranche of this loan from March 31, 2014 to September 30, 2014. If we access the second, $10 million tranche of this loan, we must maintain a liquidity reserve equal to six times our average monthly cash burn rate over a rolling three month period, but only to the extent that we have aggregate net losses during any such rolling three month period. The Amendment is filed as Exhibit 10.27 to this Annual Report on Form 10-K and is incorporated herein by reference. Our entry into the Amendment is being disclosed under this Item 9B of Form 10-K in lieu of Item 1.01 of Form 8-K.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 28, 2014, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 28, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 28, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 28, 2014, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 28, 2014, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Reports of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Financial Statements

(a)(2) Financial Statement Schedules

None

(a)(3) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Certificate of Incorporation of Nanosphere, Inc. (3) (Exhibit 3.1)

3.2	Amended and Restated Bylaws of Nanosphere, Inc. (3) (Exhibit 3.2)

4.1	Specimen of common stock certificate (4) (Exhibit 4.3)

4.2	Warrant to purchase common stock dated May 6, 2013 issued to Silicon Valley Bank ( ) (Exhibit 4.1)

4.3	Warrant to purchase common stock dated May 6, 2013 issued to Oxford Finance LLC ( ) (Exhibit 4.2)

4.4	Warrant to purchase common stock dated May 6, 2013 issued to Oxford Finance LLC ( ) (Exhibit 4.3)

10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (1) (Exhibit 10.1)

10.2	Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (4) (Exhibit 10.4)

10.3	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.5)

10.4	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (1) (Exhibit 10.6)

10.5	Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (1) (Exhibit 10.7)

10.6	Form of Restricted Share Unit Award Agreement under the Company’s 2007 Long-Term Incentive Plan (5) (Exhibit 10.3)

10.7	Third Amended and Restated Employment Agreement, dated as of January 1, 2013, by and between Nanosphere, Inc. and William P. Moffitt III, as amended (12) (Exhibit 10.1)

10.8	Stock Option Award Agreement dated, as of December 28, 2011, by and between Nanosphere, Inc. and William P. Moffitt III (11) (Exhibit 10.34)

10.9	Severance Agreement and General Release dated as of April 11, 2013 by and between the Company and William P. Moffitt, III (5) (Exhibit 10.1)

10.10	Employment Agreement, dated January 2, 2001, by and between Nanosphere, Inc. and William Cork (4) (Exhibit 10.10)

10.11	Employment Agreement, dated May 13, 2005, by and between Nanosphere, Inc. and Gregory Shipp (1) (Exhibit 10.11)

10.12	Employment Agreement, dated September 5, 2005, by and between Nanosphere, Inc. and Michael McGarrity (1) (Exhibit 10.12)

10.13	Employment Agreement, dated April 25, 2007, by and between Nanosphere, Inc. and J. Roger Moody, Jr. (1) (Exhibit 10.13)

10.14	Employment Agreement, dated May 31, 2007, by and between Nanosphere, Inc. and Winton Gibbons (1) (Exhibit 10.14)

10.15	License Agreement, dated as of January 1, 2006, by and between Northwestern University and Nanosphere, Inc. (2)# (Exhibit 10.16)

10.16	Non-Exclusive License Agreement, dated as of December 20, 2002, by and between Nanosphere, Inc. and Abbott Laboratories (2)# (Exhibit 10.17)

10.17	Severance Agreement and General Release dated as of April 23, 2013 by and between Nanosphere, Inc. and Timothy J. Patno (5) (Exhibit 10.1)

10.19	Separation agreement with Winton G. Gibbons dated December 27, 2012 (9) (Exhibit 10.1)

Consulting and Non-Competition Agreement, dated as of October 31, 2002, by and between Nanosphere, Inc. and Chad A. Mirkin, as amended (1) (Exhibit 10.21)

Exhibit Number	Exhibit Description

10.20	Second Amendment to Consulting and Non-Competition Agreement dated as of June 1, 2012 by and between Nanosphere, Inc. and Chad A. Mirkin (10) (Exhibit 10.1)

10.21	Amendment to Options effective as of June 1, 2012 by and between Nanosphere, Inc. and Chad A. Mirkin (10) (Exhibit 10.2)

10.22	Form of Indemnification Agreement (3) (Exhibit 10.29)

10.23	Second Amended and Restated Registration Rights Agreement, dated August 19, 2009 (6) (Exhibit 10.1)

10.24	Lease Agreement, dated August 28, 2009, between Nanosphere, Inc. and Northbrook Commercial Properties, LLC (7) (Exhibit 10.1)

10.25	License Agreement, dated July 9, 2010, between Nanosphere, Inc. and Accelr8 Technology Corporation (8) (Exhibit 10.1)

10.26	Loan and Security Agreement dated as of May 6, 2013 among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and Nanosphere, Inc. (14) (Exhibit 10.1)

10.27	First Amendment dated February 18, 2014 to Loan and Security Agreement among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and Nanosphere, Inc.*

10.28	Secured Promissory Note dated May 6, 2013 issued to Silicon Valley Bank (14) (Exhibit 10.2)

10.29	Secured Promissory Note dated May 6, 2013 issued to Oxford Finance LLC (14) (Exhibit 10.3)

10.30	Secured Promissory Note dated May 6, 2013 issued to Oxford Finance LLC (14) (Exhibit 10.4)

10.31	Consulting and Non-Competition Agreement, dated as of October 25, 2013, by and between Nanosphere, Inc. and Gene Cartwright, Ph.D. (13) (Exhibit 10.1)

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.1	The following financial statements from Nanosphere, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements*

*	Filed herewith
#	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference from the Company’s Registration Statement on Form S-l as filed with the Securities and Exchange Commission on August 13, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Registration Statement.
(2)	Incorporated by reference from the Company’s Amendment No. 1 to Form S-l as filed with the Securities and Exchange Commission on September 27, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.
(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form S-l as filed with the Securities and Exchange Commission on October 17, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.
(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form S-l as filed with the Securities and Exchange Commission on October 29, 2007. The exhibit reference in parentheses indicates the corresponding exhibit number in such Amendment.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 8, 2013. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 5, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 2009. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2010. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 28, 2012. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 1, 2012. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2012. The exhibit reference in parentheses indicates the corresponding exhibit number in such Annual Report.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 2, 2013. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 6, 2013. The exhibit reference in parentheses indicates the corresponding exhibit number in such Quarterly Report.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 7, 2013. The exhibit reference in parentheses indicates the corresponding exhibit number in such Current Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ Michael McGarrity
Michael McGarrity
President and Chief Executive Officer

Date: February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Michael K. McGarrity	President, Chief Executive Officer,	February 18, 2014
Michael K. McGarrity	Director (principal executive officer)

/s/ Roger Moody	Chief Financial Officer, Treasurer	February 18, 2014
Roger Moody	(principal financial officer and principal accounting officer)

/s/ Sheli Z. Rosenberg	Chair of the Board of Directors	February 18, 2014
Sheli Z. Rosenberg

/s/ Michael J. Ward	Director	February 18, 2014
Michael J. Ward

/s/ André de Bruin	Director	February 18, 2014
André de Bruin

/s/ Erik Holmlin	Director	February 18, 2014
Erik Holmlin

/s/ Lorin J. Randall	Director	February 18, 2014
Lorin J. Randall

/s/ Gene Cartwright	Director	February 18, 2014
Gene Cartwright