Form 10-Q
period 2014-03-31
NANOSPHERE INC
filed 2014-05-07
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 2, 2014 was 76,919,106.

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

Nanosphere, Inc.

Balance Sheets

(dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$32,996	$41,467
Accounts receivable, net	2,393	2,821
Inventories	9,724	8,452
Other current assets	630	248

Total current assets	45,743	52,988
PROPERTY AND EQUIPMENT — Net	4,102	3,673
INTANGIBLE ASSETS — Net of accumulated amortization	2,324	2,406
OTHER ASSETS	257	284

TOTAL	$52,426	$59,351

CURRENT LIABILITIES:
Accounts payable	$2,957	$1,958
Accrued compensation	914	910
Other current liabilities	2,027	1,534
Long term debt – current portion	2,080	2,081

Total current liabilities	7,978	6,483
LONG-TERM LIABILITIES:
Long term debt	9,758	9,734

Total liabilities	17,736	16,217
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 76,919,106 and 76,222,606 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	769	762
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	426,480	424,962
Warrants to acquire common stock	246	246
Accumulated deficit	(392,805)	(382,836)

Total stockholders’ equity	34,690	43,134

TOTAL	$52,426	$59,351

See notes to financial statements.

Nanosphere, Inc.

Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013
REVENUE:
Product sales	$3,283	$2,369

Total revenue	3,283	2,369
COSTS AND EXPENSES:
Cost of sales	2,023	1,537
Research and development	5,221	4,987
Sales, general, and administrative	5,644	4,384

Total costs and expenses	12,888	10,908

Loss from operations	(9,605)	(8,539)
OTHER INCOME (EXPENSE):
Foreign exchange gain (loss)	—	(2)
Interest expense	368	—
Interest income	3	7

Total other income (expense)	(365)	5

NET LOSS	$(9,970)	$(8,534)

Net loss per common share — basic and diluted	$(0.13)	$(0.15)
Weighted average number of common shares outstanding — basic and diluted	76,716	56,090

See notes to financial statements.

Nanosphere, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,970)	$(8,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	582
Provision for doubtful accounts	87	—
Share-based compensation	874	399
Changes in operating assets and liabilities:
Accounts receivable	341	(791)
Inventories	(1,273)	(936)
Other current assets	(382)	(288)
Accounts payable	684	(68)
Accrued and other current liabilities	465	1,245

Net cash used in operating activities	(8,433)	(8,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(690)	(433)

Net cash used in investing activities	(690)	(433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for stock options exercise	652	—

Net cash used in financing activities	652	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,471)	(8,824)
CASH AND CASH EQUIVALENTS — Beginning of period	41,467	33,139

CASH AND CASH EQUIVALENTS — End of period	$32,996	$24,315

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to property and equipment	$78	$291
Accrued purchase of property and equipment	$315	—

See notes to financial statements.

Nanosphere, Inc.

Notes to Financial Statements

As of March 31, 2014 and

For the Three Month Periods Ended March 31, 2014 and 2013

(Unaudited)

1. Description of Business

Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.

Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

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

Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt approximate their fair values.

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $392.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

In May 2013, the Company entered into a $22 million debt facility agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. As of March 31, 2014, the Company has drawn $12 million of the loan, and the remaining $10 million is available upon achieving certain financial milestones. The term of the loans is up to four years each, with payments during the initial 12 month period being interest-only and then interest and principal payments monthly for the next 3 years. On February 18, 2014, the Company entered into an amendment of the loan and security agreement with Silicon Valley Bank and Oxford Bank (the “Amendment”). The Amendment extends the period of time during which we may access the second, $10 million tranche of this loan from March 31, 2014 to September 30, 2014. If the Company accesses the second, $10 million tranche of this loan, it must maintain a liquidity reserve equal to six times our average monthly cash burn rate over a rolling three month period, but only to the extent that the Company has aggregate net losses during any such rolling three month period.

Management believes that its cash resources, including availability under its debt facility and common stock purchase agreement, should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company may need additional debt or equity financing in the future to execute on its current or future business strategies beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing, and research and development activities.

3. Net Loss Per Common Share

Basic and diluted net losses per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three month periods ended March 31, 2014 and 2013. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computations of diluted net loss per common share for the three month periods ended March 31, 2014 and 2013 did not include the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three month Periods Ended March 31,
	2014	2013
Stock options	5,419,539	5,944,460
Common stock warrants	136,019	164,925

	5,555,558	6,109,385

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of March 31, 2014 and December 31, 2013 comprise the following (in thousands):

	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property — licenses	$3,263	$(1,223)	$2,040	$3,263	$(1,152)	$2,111
Patents	455	(171)	$284	455	(160)	$295

	$3,718	$(1,394)	$2,324	$3,718	$(1,312)	$2,406

Amortization expense for intangible assets was less than $0.1 million in each of the three month periods ended March 31, 2014 and 2013. Estimated future amortization expense is as follows:

Years Ending December 31
2014 (Period from April 1 to December 31)	$245
2015	322
2016	309
2017	293
2018	211
Thereafter	944

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of March 31, 2014.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provided contracted research and development services to the Company. The Company incurred expenses of less than $0.1 million for these services for the three month period ended March 31, 2013. On March 27, 2013, the Company advised Dr. Mirkin that his consulting agreement would not be renewed and would expire pursuant to its terms on May 31, 2013. On April 22, 2013, Dr. Mirkin advised the Company that he would not stand for re-election to the Company’s board of directors at the 2013 annual meeting and retired from the board of directors at the expiration of his 2013 term.

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere 2000 Equity Incentive Plan (the “2000 Plan”) and the Nanosphere 2007 Long-Term Incentive Plan (the “2007 Plan”). The plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 18% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the three month period ended March 31, 2014 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	85%
Risk free interest rate	1.93%
Weighted-average expected option life	6.0 years
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.86
Estimated forfeiture rate for unvested options	0%

The expected volatility for option awards granted during 2013 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option.

Total compensation cost recognized for all stock option awards was $0.3 million in the three month periods ended March 31, 2014 and 2013.

As of March 31, 2014, the total compensation cost not yet recognized related to the nonvested stock option awards is approximately $2.5 million, which amount is expected to be recognized over the next three years, with a weighted average term of 1.8 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the plans as of March 31, 2014, and for three month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2014	5,963,478	$3.66
Granted	541	$2.51
Exercised	(467,500)	$1.45
Expired	(46,980)	$5.44
Forfeited	(30,000)	$3.00

Outstanding — March 31, 2014	5,419,539	$3.85	6.07	$2,097,947

Exercisable — March 31, 2014	3,251,520	$4.55	4.71	$824,065

Vested and Expected to Vest—March 31, 2014	5,319,810	$3.87	6.03	$2,039,348

There were 467,500 options exercised for the three month period ended March 31, 2014 and no options exercised in the three month periods ended March 31, 2013.

Included in the number of options outstanding at March 31, 2014 are 972,186 options with a weighted average exercise price of $5.24 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three month periods ended March 31, 2014 and 2013 were $1.4 million and $0.7 million, respectively.

As of January 1, 2014, there were 807,000 shares of restricted stock outstanding under the 2007 Plan and during the three month period ended March 31, 2014, 6,000 shares were forfeited and 235,000 additional shares of restricted stock were granted. The restricted shares vest 50% on August 15, 2014 and 50% on May 15, 2015 and are subject to forfeiture until vested. There were 2,500 shares that vested during the three month period ended March 31, 2014. The Company recognized $0.6 million and $0.1 million in restricted stock compensation expense during the three month periods ended March 31, 2014 and 2013. As of March 31, 2014, the total compensation cost not yet recognized related to the nonvested restricted stock awards was approximately $1.6 million, which amount is expected to be recognized over a weighted average term of less than one year.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2014, the Company has paid aggregate initial license fees of $3.6 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain of the license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of the fiscal years 2014 and 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2014 to 2027.

8. Stockholders’ Equity

On March 18, 2014, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $30.0 million of shares of r common stock over a two-year term, which expires in March 2016. The sales to Aspire will be made subject to market conditions, in light of capital needs and under various limitations contained in the Purchase Agreement. At March 31, 2014 the closing stock price was $2.15 per share and during the prior 12 months the stock has traded between $1.83 and $4.26. If in the future, the closing price of the common stock falls below the $0.75 floor price, the Company would not have access to this facility. The Company has not yet sold any shares under the Purchase Agreement. Over the term of the Purchase Agreement, assuming the common stock is trading above the $0.75 minimum floor price that is required to use the facility, the Company has two ways to elect to sell common stock to Aspire on any business day the Company select: (1) through a regular purchase of up to 50,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date. If mutually agreed upon, the regular purchase option can be increased by 1,000,000 shares per business day. The Company also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that the Company maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement. As of May 7, 2014, there have been no sales of common stock to Aspire pursuant to the Purchase agreement.

9. Commitments and Contingencies

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

Rent and operating expenses associated with the office and laboratory space were $0.4 million and $0.2 million for the three month periods ended March 31, 2014 and 2013, respectively.

Annual future minimum obligations for the operating leases as of March 31, 2014, are as follows (in thousands):

Years Ending December 31	Operating Lease
2014 (Period from April 1 to December 31)	$336
2015	497
2016	509
2017	214
2018	—

Total minimum lease payments	$1,556

10. Supplemental Financial Information

	March 31, 2014	December 31, 2013
	(in thousands)
Inventories:
Raw materials	$3,021	$2,263
Work-in-process	238	—
Finished goods	6,465	6,189

Total	$9,724	$8,452

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts Receivable—Net:
Accounts Receivable	$2,480	$2,821
Allowance for Doubtful Accounts Receivable	87	—

Accounts Receivable – net	$2,393	$2,821

	March 31, 2014	December 31, 2013
	(in thousands)
Property and Equipment – Net:
Total property and equipment — at cost	$22,746	$21,820
Less accumulated depreciation	(18,644)	(18,147)

Property and equipment — net	$4,102	$3,673

	March 31, 2014	December 31, 2013
	(in thousands)
Other Current Liabilities:
Accrued clinical trial expenses	$1,153	$320
Accrued license fees	128	84
All other	746	1,130

Total	$2,027	$1,534

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

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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

We believe the Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing.” It provides lower cost for laboratories already performing molecular diagnostic testing and enables smaller laboratories and hospitals without advanced diagnostic capabilities to perform genetic testing. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies. We are focused on the infectious disease diagnostics market.

Our test menu is designed to provide hospitals with the following potential benefits:

1)	save lives by identifying pathogens and appropriate treatment faster;

2)	reduce medical spending by accelerating appropriate treatment; and

3)	reduce antibiotic resistance prevalence by avoiding unnecessary treatments.

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

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked

Respiratory Pathogens/Expanded Panel (RP)	In development	In development

Blood Stream Infection (BSI) Panels • Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared(4) In development	CE IVD Marked CE IVD Marked In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	Pending FDA clearance(5)	Pending CE IVD Mark

Human Pharmacogenetic Assays

Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked

CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2013.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2013.
(3)	Currently cleared only for use with the Original Processor.
(4)	510(k) cleared January 2014.
(5)	510(k) submitted January 2014.

Infectious Disease Assays

Infectious disease testing is converting to molecular diagnostic methods driven to the need to improve clinical outcomes and reduce medical spending that results from identifying pathogens and drug resistance markers faster. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing (ability to test for many targets at one time), rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Processor SP provide microbiology labs with a compelling solution for conversion to molecular testing.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $10.0 million for the three month period ended March 31, 2014 and $8.5 million for the three month period ended March 31, 2013. As of March 31, 2014, we had an accumulated deficit of approximately $392.8 million. Our operations to date have been funded principally through the sale and issuance of equity securities and secondarily through the issuance of debt. In May 2013, the Company entered into a $22 million debt facility agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. As of March 31, 2014, we have drawn $12 million of the facility and the remaining $10 million is available upon achievement of certain financial milestones. The term of the loans is up to four years each, with payments during the initial 12 month period being interest-only and then interest and principal payments monthly for the next 3 years. On February 18, 2014, we entered into an amendment of our loan and security agreement with Silicon Valley Bank and Oxford Bank (the “Amendment”). The Amendment extends the period of time during which we may access the second, $10 million tranche of this loan from March 31, 2014 to September 30, 2014. If we access the second, $10 million tranche of this loan, we must maintain a liquidity reserve equal to six times our average monthly cash burn rate over a rolling three month period, but only to the extent that we have aggregate net losses during any such rolling three month period.

Revenue

Product sales revenue is derived from the sale or rental of the Verigene System, including test instruments and cartridges and related products sold to hospitals and commercial laboratories.

We have observed that customer validation and implementation of our blood-culture—gram positive (BC-GP) assay have averaged approximately nine months. During the first quarter of 2014, our customers began validating our blood culture gram negative (BC-GN) assay.

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

Research and Development Expenses

Research and development expenses primarily include all costs incurred during the development of the Verigene System instruments and disposable test cartridges, and the expenses associated with developing manufacturing systems and processes. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System instruments, and additional genomic and protein tests. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the three months ended March 31, 2013 $0.9 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses principally include compensation for employees in our sales, customer service, marketing, management and administrative functions. We also include professional services, facilities, technology, communications and administrative expenses in sales, general and administrative. The professional services costs primarily consist of legal and accounting costs. We expect sales and marketing expenses will increase as additional sales and customer support personnel are needed to drive and support customer growth. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the three months ended March 31, 2013 $0.9 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

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

Three month Period Ended March 31, 2014 Compared to the Three month Period Ended March 31, 2013

Revenues

Revenues were $3.3 million for the three month period ended March 31, 2014, as compared to $2.4 million for the three month period ended March 31, 2013. This 39% increase in revenue was driven primarily by test cartridge sales to US microbiology customers. There were 48 new customer placements during the first quarter of 2014.

Cost of Sales

Cost of sales increased to $2.0 million for the three month period ended March 31, 2014 from $1.5 million for the three month period ended March 31, 2013. This increase in cost was due to higher volume of cartridge sales during the first quarter of 2014, partially offset by lower per unit cartridge manufacturing expenses.

Research and Development Expenses

Research and development expenses increased slightly to $5.2 million for the three month period ended March 31, 2014 from $5.0 million for the three month period ended March 31, 2013 due to initiation of the design and development of the Verigene SP+ next-generation platform.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the first quarter of 2014 to $5.6 million compared to $4.4 million for the first quarter of 2013. This was due to increased spending for the sales and customer support expansion.

Liquidity and Capital Resources

From our inception in December 1999 through March 31, 2014, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, and $10.3 million from government grants. We also drew down $12 million under our debt facility in May 2013. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2014, we had an accumulated deficit of approximately $392.8 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

On March 18, 2014, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $30.0 million of shares of our common stock over a two-year term, which expires in March 2016. Our sales to Aspire will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. At March 31, 2014 our closing stock price was $2.15 per share and during the prior 12 months our stock has traded between $1.83 and $4.26. If in the future, the closing price of our common stock falls below the $0.75 floor price, we would not have access to this facility. We have not yet sold any shares under the Purchase Agreement, which expires in March 2016. Over the term of the Purchase Agreement, assuming our common stock is trading above the $0.75 minimum floor price that is required to use the facility, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 50,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date. If mutually agreed upon, the regular purchase option can be increased by 1,000,000 shares per business day. We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement. As of May 7, 2014, there have been no sales of our common stock to Aspire pursant to the Purchase Agreement.

We do not anticipate achieving positive operating cash flow in at least the next twelve months. We expect to increase investment in additional manufacturing scale-up, and to add sales, marketing and customer support personnel during the next twelve months. Achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows. Management believes that its cash resources including availability under its debt facility and common stock purchase agreement should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the Company will need additional debt or equity financing in the future to execute its business plans beyond the next twelve months. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, commercialization, manufacturing capacity and research and development activities.

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

As of March 31, 2014, we had $33.0 million in cash and cash equivalents as compared to $41.5 million at December 31, 2013, a decrease of $8.5 million. The decrease in cash and cash equivalents was principally due to increased use of cash in operating activities. The primary driver was the $10.0 million loss along with $1.3 million in increased inventory to meet increasing sales, offset by $0.4 million reduction in accounts receivable and $0.7 million improvement in our accounts payable due to improved cash management. Net cash used in operating activities remained flat at $8.4 million for the three months ended March 31, 2013 and 2014. Net cash used in investing activities was $0.7 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013. This capital spending was for the purchase of certain manufacturing equipment in the first quarter of 2014.

There was $0.7 million of net cash provided by financing activities for the three month period ended March 31, 2014 and $0 provided for the same period in 2013. In May 2013, the Company received approximately $12 million in debt from drawing down the first tranche of the $22 million debt facility. On a pro forma basis, if this transaction occurred by March 31, 2013, the Company’s cash balance at the end of the first quarter 2013 would have been approximately $35 million.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 18, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special-purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2014 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to $0 for the three month period ended March 31, 2014.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

10.1	First Amendment dated February 18, 2014 to Loan and Security Agreement among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and Nanosphere, Inc. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.2	Common Stock Purchase Agreement, dated as of March 18, 2014, by and between Nanosphere, Inc. and Aspire Capital Fund, LLC (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2014 and incorporated herein by reference).

10.3	Registration Rights Agreement, dated as of March 18, 2014, by and between Nanosphere, Inc. and Aspire Capital Fund, LLC (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 18, 2014 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

	By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer

Date: May 7, 2014

	By:	/s/ J. Roger Moody, Jr.
J. Roger Moody, Jr.
Chief Financial Officer and Treasurer

Date: May 7, 2014