Form 10-Q
period 2014-06-30
NANOSPHERE INC
filed 2014-08-06
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 4, 2014 was 76,895,106

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Nanosphere, Inc.

Condensed Balance Sheets

(dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$21,797	$41,467
Accounts receivable	2,553	2,821
Inventories	10,648	8,452
Other current assets	452	248

Total current assets	35,450	52,988
PROPERTY AND EQUIPMENT— Net	4,759	3,673
INTANGIBLE ASSETS — Net of accumulated amortization	2,243	2,406
OTHER ASSETS	230	284

TOTAL	$42,682	$59,351
CURRENT LIABILITIES:
Accounts payable	$1,739	$1,958
Accrued compensation	950	910
Other current liabilities	2,829	1,534
Long-term debt – current portion	3,666	2,081

Total current liabilities	9,184	6,483
LONG-TERM LIABILITIES:
Long-term debt	7,907	9,734

Total liabilities	17,091	16,217
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000,000 shares authorized; 76,895,106 and 76,222,606 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	769	762
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	427,428	424,962
Warrants to acquire common stock	246	246
Accumulated deficit	(402,852)	(382,836)

Total stockholders’ equity	25,591	43,134

TOTAL	$42,682	$59,351

See notes to condensed financial statements.

Nanosphere, Inc.

Condensed Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
REVENUE:
Product sales	$2,672	$1,852	$5,955	$4,221

Total revenue	2,672	1,852	5,955	4,221
COSTS AND EXPENSES:
Cost of sales	1,669	1,269	3,692	2,806
Research and development	3,950	4,006	9,171	8,993
Sales, general, and administrative	6,737	4,215	12,382	8,599

Total costs and expenses	12,356	9,490	25,245	20,398

Loss from operations	(9,684)	(7,638)	(19,290)	(16,177)
OTHER INCOME (EXPENSE):
Foreign exchange loss	(1)	(1)	(1)	(3)
Interest expense	(363)	(213)	(730)	(213)
Interest income	2	5	5	12

Total other expense	(362)	(209)	(726)	(204)

NET LOSS	$(10,046)	$(7,847)	$(20,016)	$(16,381)
Net loss per common share — basic and diluted	$(0.13)	$(0.14)	$(0.26)	$(0.29)
Weighted average number of common shares outstanding — basic and diluted	75,904	56,998	75,827	56,400

See notes to condensed financial statements.

Nanosphere, Inc.

Condensed Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,016)	$(16,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,110	1,059
Amortization of financing costs, accretion of debt discount and other	165	43
Share-based compensation	1,822	958
Changes in operating assets and liabilities:
Accounts receivable	268	(155)
Inventories	(2,824)	(1,938)
Other current assets	(204)	(108)
Accounts payable	(143)	(990)
Accrued and other current liabilities	1,270	351

Net cash used in operating activities	(18,552)	(17,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,480)	(477)

Net cash used in investing activities	(1,480)	(477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	12,000
Debt issuance costs	—	(278)
Payments on debt	(291)	—
Proceeds from the issuance of common stock, net of offering expenses	—	4,691
Proceeds from stock option exercise	653	49

Net cash provided by financing activities	362	16,462
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,670)	(1,176)
CASH AND CASH EQUIVALENTS — Beginning of period	41,467	33,139

CASH AND CASH EQUIVALENTS — End of period	$21,797	$31,963
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$628	$741
Capital expenditures included in accounts payable	174	85

See notes to condensed financial statements.

Nanosphere, Inc.

Notes to Condensed Financial Statements

As of June 30, 2014 and

For the Three and Six Month Periods June 30, 2014 and 2013

(Unaudited)

1. Description of Business

Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.

Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these condensed financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2013 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Deferred Financing Costs— Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013 and was less than $0.1 million during the three months ended June 30, 2014 and $0.1 million for the six months ended June 30, 2014.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the condensed financial statements are related to inventories, property and equipment, intangible assets and share-based compensation. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt approximate their fair values.

2. Liquidity and Capital Resources

The Company has incurred net losses attributable to common stock of $402.9 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company had cash and cash equivalents of $21.8 million as of June 30, 2014 and net cash used in operating activities of $18.6 million for the six month period ended June 30, 2014.

In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC and concurrently the Company drew down $12 million of the facility. The remaining $10 million is available upon achievement of certain financial milestones, principally upon achieving $13.8 million of trailing twelve months revenue prior to September 30, 2014. For the twelve months ended June 30, 2014, the trailing twelve months revenue is $11.7 million. There can be no assurance that the Company will achieve these milestones. The Company also has entered into a Common Stock Purchase Agreement, the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at the Company’s option, up to an aggregate of $30.0 million of shares of common stock over a two-year term. To date, no shares have been purchased under this agreement which expires in March 2016 and is subject to certain conditions. See Note 8 for a detailed description of this Purchase Agreement.

Management is uncertain that our current and anticipated cash resources would be sufficient to support currently forecasted operations through at least the next twelve months, and therefore, the Company will need additional debt or equity financing in the future to execute its business plan and to be able to continue as a going concern. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products. These capital outlays and operating expenditures would be curtailed if the Company is not successful in raising additional funds. Many of the aspects of the Company’s forecasts involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ. These and other factors could cause our forecasted plans to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity.

3. Net Loss Per Common Share

Basic and diluted net loss, per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three and six month periods ended June 30, 2014 and 2013. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three and six month periods ended June 30, 2014 and 2013 excluded 1,009,500 and 143,250 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the condensed balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the three and six month periods ended June 30, 2014 and 2013 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Six Month Periods Ended June 30,
	2014	2013
Restricted stock	1,009,500	143,250
Restricted stock units	—	220,000
Stock options	5,445,940	6,487,205
Common stock warrants	136,019	136,019

	6,591,459	6,986,474

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of June 30, 2014 and December 31, 2013 comprise the following (in thousands):

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property—licenses	$3,263	$(1,292)	$1,971	$3,263	$(1,152)	$2,111
Patents	455	(183)	272	455	(160)	295

	$3,718	$(1,475)	$2,243	$3,718	$(1,312)	$2,406

Amortization expense for intangible assets was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014 and 2013, respectively. Estimated future amortization expense is as follows:

Years Ending December 31
2014 (Period from July 1 to December 31)	$163
2015	322
2016	309
2017	293
2018	211
Thereafter	945

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of June 30, 2014.

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

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), the Nanosphere, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Nanosphere, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan,” and together with the 2000 Plan and the 2007 Plan, the “Plans”). Upon adoption of the 2014 Plan at the Company’s annual meeting of shareholders on May 28, 2014, the 2000 Plan and 2007 Plan were terminated. The Plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 15% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the six month period ended June 30, 2014 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	39%
Risk free interest rate	1.78%
Weighted-average expected option life in years	5.50
Estimated weighted-average fair value on the date of grant based on the above assumptions	$0.52
Estimated forfeiture rate for unvested options	0.0%

The expected volatility for option awards granted in 2014 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option.

Total compensation cost recognized for all stock option awards was $0.3 million and $0.7 million in the three and six month periods ended June 30, 2014, respectively, and $0.4 million and $0.7 million for the three and six month periods ended June 30, 2013, respectively.

As of June 30, 2014, the total compensation cost not yet recognized related to the non-vested stock option awards is approximately $2.3 million, which is expected to be recognized over the next three years, with a weighted average term of 1.7 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the plans as of June 30, 2014, and for the six month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2014	5,963,478	$3.66
Granted	701,572	$1.35
Exercised	(467,500)	$1.45
Expired	(708,460)	$5.67
Forfeited	(43,150)	$2.35
Outstanding — June 30, 2014	5,445,940	$3.31	6.59	$161,063
Exercisable — June 30, 2014	3,310,369	$4.14	4.80	$4,474
Vested and Expected to Vest—June 30, 2014	5,347,690	$3.33	6.54	$153,859

There were 467,500 options exercised in the six month period ended June 30, 2014 and 28,765 options were exercised in the six month period ended June 30, 2013.

Included in the number of options outstanding at June 30, 2014 are 814,036 options with a weighted average exercise price of $5.24 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and six month periods ended June 30, 2014 was $0.4 million and $1.8 million, respectively, and was $0.7 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2013.

As of January 1, 2014, there were 807,000 shares of restricted stock outstanding under the Plans and during the six month period ended June 30, 2014, 51,000 shares were forfeited and 256,000 additional shares of restricted stock were granted. The restricted shares vest on various dates between August 15, 2014 and October 29, 2017 and are subject to forfeiture until vested. There were 2,500 shares that vested during the six month period ended June 30, 2014. The Company recognized $0.6 million and $1.2 million in restricted stock compensation expense during the three and six month periods ended June 30, 2014, respectively, and recognized $0.3 million and $0.4 million during the three and six month periods ended June 30, 2013, respectively. As of June 30, 2014, the total compensation cost not yet recognized related to the non-vested restricted stock awards was approximately $1.0 million, which amount is expected to be recognized over a weighted average term of less than one year.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2014, the Company has paid aggregate initial license fees of $3.6 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of 2014, and 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.

8. Stockholders’ Equity

On March 18, 2014, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $30.0 million of shares of our common stock over a two-year term, which expires in March 2016. The sales to Aspire will be made subject to market conditions, in light of capital needs and under various limitations contained in the Purchase Agreement. At June 30, 2014 the closing stock price was $1.58 per share and during the prior 12 months the stock has traded between $1.23 and $3.44. If in the future the closing price of the common stock falls below the $0.75 floor price, the Company fails to satisfy the continued listing standards of NASDAQ, or the Company fails to maintain the effectiveness of the registration statement on Form S-3 relating to the shares that may be sold to Aspire in accordance with the Company’s Registration Rights Agreement with Aspire, then in each case the Company would not have access to this facility. The Company has not yet sold any shares under the Purchase Agreement. Over the term of the Purchase Agreement, assuming the Company satisfies the conditions to issue and sell shares to Aspire under the Purchase Agreement, the Company has two ways to elect to sell common stock to Aspire on any business day the Company select: (1) through a regular purchase of up to 50,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date. If mutually agreed upon, the regular purchase option can be increased by 1,000,000 shares per business day. As of August 5, 2014, there have been no sales of common stock to Aspire pursuant to the Purchase agreement.

9. Commitments and Contingencies

In November 2013, the Company exercised its renewal option on its corporate facility and the lease term has been extended to May 2017. Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.3 million for the three and six month periods ended June 30, 2014, respectively, and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2013, respectively.

Annual future minimum obligations for the operating leases as of June 30, 2013, are as follows (in thousands):

Years Ending December 31	Operating Lease
2014 (Period from July 1 to December 31)	$245
2015	496
2016	508
2017	257

Total minimum lease payments	$1,506

10. Supplemental Financial Information

Inventories:	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,787	$2,263
Work-in-process	228	—
Finished goods	6,633	6,189

Total	$10,648	$8,452

Accounts Receivable – Net:	June 30, 2014	December 31, 2013
	(in thousands)
Accounts Receivable	$2,626	$2,821
Allowance for Doubtful Accounts Receivable	(73)	—

Accounts Receivable—net	$2,553	$2,821

Property and Equipment – Net:	June 30, 2014	December 31, 2013
	(in thousands)
Total property and equipment—at cost	$23,464	$21,820
Less accumulated depreciation	(18,705)	(18,147)

Property and equipment—net	$4,759	$3,673

Other Current Liabilities:	June 30, 2014	December 31, 2013
	(in thousands)
Accrued clinical trial expenses	$1,137	$320
Accrued license fees	246	84
All other	1,446	1,130

Total	$2,829	$1,534

	3 months ended June 30, 2014	3 months ended June 30, 2013	6 months ended June 30, 2014	6 months ended June 30, 2013
	(in thousands)		(in thousands)
Revenues:
Instruments	$453	$785	$1,012	$1,423
Consumables	2,219	1,067	4,943	2,798

Total Revenues	$2,672	$1,852	$5,955	$4,221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated by these forward-looking statements as a result of various factors, including but not limited to:

•	if we do not achieve significant product revenue, we may not be able to meet our cash requirements without obtaining additional capital from external sources, and if we are unable to do so, we may have to curtail or cease operations;

•	inaccurate estimates of the potential market size for our products (including the hospital lab market in general and the blood stream infection (BSI) market in particular) or failure of the market for these products to grow as anticipated;

•	the past performance of other companies which we believe to have been in a market position analogous to where we believe we are now may not be predictive of our future results in the manner we believe them to be;

•	our analysis of who our competitors have been, who they are now and who they will be in the future (particularly in the infectious disease product markets) and our predictions of relevant future performance may be inaccurate;

•	comparisons of actual financial results for another company to what we predict will be our future financial results may be inappropriate;

•	predictions of customer metrics needed to achieve profitability and their relationship to our cash flow position, needs and expenses may prove to be inaccurate;

•	entrance of other competitors or other factors causing us to lose competitive advantage in the sample-to-result MDx market;

•	a lack of commercial acceptance of the Verigene System, its array of tests, and the development of additional tests, which could negatively affect our financial results;

•	failure of third-party payors to reimburse our customers for the use of our clinical diagnostic products or reduction of reimbursement levels, which could harm our ability to sell our products;

•	failure of our products to perform as expected or to obtain certain approvals or the questioning of the reliability of the technology on which our products are based, which could cause lost revenue, delayed or reduced market acceptance of our products, increased costs and damage to our reputation;

•	our inability to manage our anticipated growth, constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand; and

•	those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended from time to time under “Risk Factors” in our Quarterly Reports on Form 10-Q.

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

Business Overview

We are dedicated to enhancing medicine by providing targeted molecular diagnostic tests that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. Our platform, the Verigene ® System, enables clinicians to rapidly identify and treat the bacteria and viruses responsible for some of the most complex, costly and deadly infectious diseases. The Verigene System includes a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing.

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

The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. Certain assays, such as the Warfarin metabolism and hyper-coagulation tests, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and we plan to develop and seek regulatory approval of all future assays on the Processor SP. We are also developing a next generation platform that increases the throughput and further automates the functionality of the Verigene Processor SP. The next generation system also combines the reader with the processor and reduces the number of consumables used by the Processor SP, thus reducing processing steps for the technician. At this time, we believe our instrument inventory levels are sufficient to meet demand. Although this new instrument platform is in development, we are closely watching inventory levels to ensure the value is appropriate given the use and market for the Processor SP and if necessary establish a reserve for potentially obsolete inventory.

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked

Respiratory Pathogens/Expanded Panel (RP)	In development	In development

Blood Stream Infection (BSI) Panels

• Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared(4) In development	CE IVD Marked CE IVD Marked In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	510(k) cleared (5)	Pending CE IVD Mark

Human Pharmacogenetic Assays

Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked

CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	Currently cleared only for use with the Original Processor.

(4)	510(k) cleared January 2014.

(5)	510(k) cleared June 2014 for the bacterial portion of its Enteric Pathogens Nucleic Acid Test (EP). Clinical studies for the full panel, including two additional viral targets, have been completed and the Company expects clearance of the full EP panel.

Infectious Disease Assays

Infectious disease testing is converting to molecular diagnostic methods driven by the need to improve clinical outcomes and reduce medical spending through the identification of pathogens and drug resistance markers faster. Microbiology labs need tests that can rapidly detect a wide range of potential infectious agents in an automated system. The Verigene System provides the multiplexing (ability to test for many targets at one time), rapid turnaround and ease-of-use needed by these labs. Our infectious disease menu and the Processor—SP provide microbiology labs with a compelling solution for conversion to molecular testing.

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

We developed a test to detect C. difficile, a bacterium that can cause symptoms ranging from diarrhea to life-threatening inflammation of the colon. For our C . difficile test, we received 510(k) clearance from the FDA in the fourth quarter of 2012 and obtained CE IVD Mark in the first quarter of 2013.

We have developed and continue to develop blood stream infection panels for the earlier detection of specific bacteria and resistance markers present in patients with blood stream infections. These panels include gram-positive, gram-negative and yeast pathogens as well as resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days, which is typical for current traditional culture assays. Treatment is sometimes initiated before these current traditional assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was for the detection of gram-positive organisms (BC-GP) that represent approximately 65% of blood stream infections. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In January 2014 we received 510(k) clearance for our gram –negative (BC-GN) assay. The yeast panel (BC-Y) is in development.

Our development efforts also include an enteric pathogens (EP) test. Our enteric pathogens assay identifies the Enterobacteriaceae species most often associated with food poisoning. The enteric assay tests for a wide spectrum of organisms that are treated with various antibiotics and other drug therapies. We received 510(k) clearance in June 2014 for the bacterial portion of its Enteric Pathogens Nucleic Acid Test (EP). Clinical studies for the full panel, including two additional viral targets, have been completed and the Company expects clearance of the full EP panel before year end 2014 but there can be no assurance of the FDA clearance timing.

Human Genetic Assays

We have received 510(k) clearance from the FDA for a warfarin metabolism assay performed on our Original Processor. This is a pharmacogenetic test to determine the existence of certain genetic mutations that affect the metabolism of warfarin-based drugs, including Coumadin ®, the most-prescribed oral anticoagulant. CE IVD Mark was obtained for this assay during the first quarter of 2011, and we may submit an FDA application for this assay to allow its use on the Processor SP, although we have no immediate plans to do so.

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

In the fourth quarter of 2012, we received 510(k) clearance from the FDA for a CYP2C19 genetic variance test. This assay was CE IVD Marked during the first quarter of 2011. This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of CYP2C19-metabolized therapeutic agents including clopidogrel, more commonly known by the trade name Plavix TM.

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

In addition to the cTnI assay, we have developed an ultra-sensitive prostate-specific antigen (“PSA”) test for early diagnosis of recurrent prostate cancer. We also may develop ultra-sensitive protein assays in the areas of immunology, allergy and cancer.

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $20.0 million for the six month period ended June 30, 2014 and $16.4 million for the six month period ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of approximately $402.9 million. Our operations to date have been funded principally through capital contributions from investors in six underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. As of June 30, 2014, we have drawn $12 million of the facility and the remaining $10 million is available upon achievement of certain financial milestones, although there can be no assurance that the Company will satisfy these milestones. The term of the loans is up to four years each, with payments during the initial 12 month period being interest-only and then interest and principal payments monthly for the next 3 years. On February 18, 2014, we entered into an amendment of our loan and security agreement with Silicon Valley Bank and Oxford Bank (the “Amendment”). The Amendment extends the period of time during which we may access the second, $10 million tranche of this loan from March 31, 2014 to September 30, 2014. If we access the second, $10 million tranche of this loan, we must maintain a liquidity reserve equal to six times our average monthly cash burn rate over a rolling three month period, but only to the extent that we have aggregate net losses during any such rolling three month period.

Revenue

Product sales revenue is derived from the sale or lease of the Verigene System, including consumables and related products sold to research laboratories and hospitals. Grant and contract revenue consists of funds received under contracts and government grants, including funds for the reimbursement of certain research and development expenses. Our market efforts are focused on driving product sales rather than grants and contracts. We have observed that initial customer validation and implementation of our blood-culture—gram positive (BC-GP) assay have averaged between nine and twelve months.

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

Three month Period Ended June 30, 2014 Compared to the Three month Period Ended June 30, 2013

Revenues

Revenues were $2.7 million for the three month period ended June 30, 2014, as compared to $1.9 million for the three month period ended June 30, 2013. This 44% increase in revenue was driven primarily by an increase in test cartridge sales to our U.S. microbiology customers. There were 37 new customer placements during the second quarter of 2014.

Cost of Sales

Cost of sales increased to $1.7 million for the three month period ended June 30, 2014 from $1.3 million for the three month period ended June 30, 2013. This 32% increase in cost was due to higher volume of cartridge sales during the second quarter of 2014.

Gross Margin

Gross margins increased to 38% in the second quarter of 2014 from 32% in the second quarter of 2013 driven by lower per unit cartridge manufacturing costs attributable to production cost reductions.

Research and Development Expenses

Research and development expenses was flat at $4.0 million for the three month period ended June 30, 2014 compared to the same period in 2013. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the three months ended June 30, 2013 $0.9 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased in the second quarter of 2014 to $6.7 million compared to $4.2 million for the second quarter of 2013. This was due to field sales and customer support team expansion and increased stock compensation expense. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the three months ended June 30, 2013, $0.9 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Six month Period Ended June 30, 2014 Compared to the Six month Period Ended June 30, 2013

Revenues

Revenues were $6.0 million for the six month period ended June 30, 2014, as compared to $4.2 million for the six month period ended June 30, 2013. Product sales increased $1.8 million from the six month period ended June 30, 2013 to the same period in 2014 primarily due to a 41% increase in sales of cartridges to our U.S. microbiology customers. There were 85 new customer placements during the first 6 months of 2014.

Cost of Sales

Cost of sales was $3.7 million for the six month period ended June 30, 2014 and $2.8 million for the six month period ended June 30, 2013. The $0.9 million increase in cost of sales for the six month period ended June 30, 2014 was due to the higher volume of cartridge units sold during the six month period.

Gross Margin

Gross margins increased to 38% in the first half of 2014 from 33% in the first half of 2013 driven by lower per unit cartridge manufacturing costs attributable to production cost reductions.

Research and Development Expenses

Research and development expenses increased from $9.0 million for the six month period ended June 30, 2013 to $9.2 million for the six month period ended June 30, 2014. This increase was due to increased spending on developing and testing our new products. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the six months ended June 30, 2013 $1.8 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased from $8.6 million for the six month period ended June 30, 2013 to $12.4 million for the six month period ended June 30, 2014 due to field sales and customer support team expansion and increased stock compensation expense. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the six months ended June 30, 2013 $1.8 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Liquidity and Capital Resources

From our inception in December 1999 through June 30, 2014, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, and $10.3 million from government grants. We also drew down $12 million under our debt facility in May 2013. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2014, we had an accumulated deficit of approximately $402.9 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

On March 18, 2014, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $30.0 million of shares of our common stock over a two-year term, which expires in March 2016. Our sales to Aspire will be made subject to market conditions, in light of our capital needs and under various limitations contained in the Purchase Agreement. At June 30, 2014 our closing stock price was $1.58 per share and during the prior 12 months our stock has traded between $1.23 and $3.44. We have not yet sold any shares under the Purchase Agreement, which expires in March 2016. Over the term of the Purchase Agreement, assuming we satisfy the conditions to issue and sell shares to Aspire under the Purchase Agreement, we have two ways to elect to sell common stock to Aspire on any business day we select: (1) through a regular purchase of up to 50,000 shares at prices based on the market price of our common stock prior to the time of each sale, and (2) through a volume weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of the closing sale price or 95% of the VWAP for such purchase date. If mutually agreed upon, the regular purchase option can be increased by 1,000,000 shares per business day. We also entered into a Registration Rights Agreement with Aspire, which requires, among other things, that we maintain the effectiveness of our registration statement that registered the shares issued and issuable to Aspire under the Purchase Agreement. As of August 5, 2014, there have been no sales of our common stock to Aspire pursuant to the Purchase Agreement.

We do not anticipate achieving positive operating cash flow in at least the next twelve months. We require increased investment in additional manufacturing scale-up, and to add sales, marketing and customer support personnel during the next twelve months to advance the commercialization of our products. We operate in a market that makes our prospects difficult to evaluate, and achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our products relative to projections will have a material effect on our cash flows.

Management is uncertain that our current and anticipated cash resources would be sufficient to support currently forecasted operations through at least the next twelve months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. We may not achieve the financial milestones required to access the second, $10 million tranche under its debt facility with Silicone Valley Bank and Oxford Finance, LLC. If in the future, the closing price of our common stock falls below the $0.75 floor price, we fail to satisfy the continued listing standards of NASDAQ, including without limitation the $1 minimum bid requirements, or we fail to maintain the effectiveness of our registration statement on Form S-3 relating to the shares that may be sold to Aspire in accordance with our Registration Rights Agreement with Aspire, then in each case we would not have access to this facility. If any of these events were to occur, we would not be able to sell shares of our common stock pursuant to our Purchase Agreement with Aspire. Accordingly, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products.

A customer may purchase the Verigene System instruments, lease them from a third party or enter into a reagent rental agreement. Our reagent rental agreements include customer commitments to purchase a certain minimum volume of cartridges over the term of the agreement. As part of these agreements, a portion of the charge for each cartridge is a rental fee for use of the equipment. We may need to increase our investment in such systems rented to customers in order to support future customer growth. We have established a relationship with a third party financing company to provide our customers with lease financing for Verigene equipment. This arrangement may help mitigate the demand on our capital resources as it allows us to receive the market value of such systems immediately, instead of over the term of a rental agreement.

As of June 30, 2014, we had $21.8 million in cash and cash equivalents as compared to $41.5 million at December 31, 2013, a decrease of $19.7 million. The decrease in cash and cash equivalents was principally due to increased use of cash in operating activities. The primary driver was the $20.0 million loss along with $2.8 million in increased inventory due to lower sales related to the extension of time between validation and sales, offset by $0.2 million reduction in accounts receivable and $1.3 million in accrued liabilities. Net cash used in operating activities increased $1.5 million from $17.1 million to $18.6 million for the six months ended June, 2013 and 2014, respectively. Net cash used in investing activities was $1.5 million for the six months ended June 30, 2014, compared to $0.5 million for the six months ended June 30, 2013. This 2014 capital spending was for the purchase of certain manufacturing equipment to improve manufacturing capacity and efficiency.

There was $0.4 million of net cash provided by financing activities for the six month period ended June 30, 2014 and $16.5 provided for the same period in 2013. In May 2013, the Company received approximately $12 million in debt from drawing down the first tranche of the $22 million debt facility.

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

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2014 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to zero for the three and six month periods ended June 30, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1*	Certificate of Amendment of Certificate of Incorporation of Nanopshere, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer

Date: August 6, 2014

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: August 6, 2014