Form 10-Q
period 2014-09-30
NANOSPHERE INC
filed 2014-11-05
CIK 1105184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 3, 2014 was 117,295,106

NANOSPHERE, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Nanosphere, Inc.

Condensed Balance Sheets

(dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$12,507	$41,467
Accounts receivable — Net allowance for doubtful accounts	3,304	2,821
Inventories	10,140	8,452
Other current assets	303	248

Total current assets	26,254	52,988
PROPERTY AND EQUIPMENT— Net of accumulated depreciation	5,269	3,673
INTANGIBLE ASSETS — Net of accumulated amortization	2,161	2,406
OTHER ASSETS	206	284

TOTAL	$33,890	$59,351
CURRENT LIABILITIES:
Accounts payable	$2,458	$1,958
Accrued compensation	1,287	910
Other current liabilities	2,636	1,534
Long-term debt – current portion	3,751	2,081

Total current liabilities	10,132	6,483
LONG-TERM LIABILITIES:
Long-term debt	6,958	9,734

Total liabilities	17,090	16,217
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 150,000,000 shares authorized; 76,895,106 issued and outstanding as of September 30, 2014, and 100,000,000 shares authorized; 76,222,606 shares issued and outstanding as of December 31, 2013	769	762
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Additional paid-in capital	428,239	424,962
Warrants to acquire common stock	246	246
Accumulated deficit	(412,454)	(382,836)

Total stockholders’ equity	16,800	43,134

TOTAL	$33,890	$59,351

See notes to condensed financial statements.

Nanosphere, Inc.

Condensed Statements of Operations

(dollars and shares in thousands except per share data)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
REVENUE:
Product sales	$3,688	$2,367	$9,643	$6,588

Total revenue	3,688	2,367	9,643	6,588
COSTS AND EXPENSES:
Cost of sales	2,361	1,476	6,053	4,282
Research and development	5,534	4,992	14,705	13,985
Sales, general, and administrative	5,054	4,959	17,436	13,558

Total costs and expenses	12,949	11,427	38,194	31,825

Loss from operations	(9,261)	(9,060)	(28,551)	(25,237)
OTHER INCOME (EXPENSE):
Foreign exchange loss	(1)	(2)	(1)	(5)
Interest expense	(341)	(369)	(1,072)	(582)
Interest income	1	4	6	16

Total other expense	(341)	(367)	(1,067)	(571)

NET LOSS	$(9,602)	$(9,427)	$(29,618)	$(25,808)
Net loss per common share — basic and diluted	$(0.13)	$(0.16)	$(0.39)	$(0.45)

Weighted average number of common shares outstanding — basic and diluted	76,303	60,318	76,256	57,721

See notes to condensed financial statements.

Nanosphere, Inc.

Condensed Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,618)	$(25,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,551	1,526
Amortization of financing costs, accretion of debt discount and other	241	135
Share-based compensation	2,631	1,707
Provision for doubtful accounts	89	—
Changes in operating assets and liabilities:
Accounts receivable	(572)	(964)

Inventories	(2,435)	(2,622)
Other current assets	(55)	65
Accounts payable	494	(1,418)
Accrued and other current liabilities	1,383	755

Net cash used in operating activities	(26,291)	(26,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,147)	(1,041)

Net cash used in investing activities	(2,147)	(1,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	12,000
Debt issuance costs	—	(278)
Payments on debt	(1,175)	—
Proceeds from the issuance of common stock, net of offering expenses	—	32,630
Payment of noncurrent liability	—	(750)

Proceeds from stock option exercise	653	188
Net cash (used in) / provided by financing activities	(522)	43,790
NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(28,960)	16,125
CASH AND CASH EQUIVALENTS — Beginning of period	41,467	33,139

CASH AND CASH EQUIVALENTS — End of period	$12,507	$49,264
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$747	$864
Capital expenditures included in accounts payable	257	116

See notes to condensed financial statements.

Nanosphere, Inc.

Notes to Condensed Financial Statements

As of September 30, 2014 and

For the Three and Nine Month Periods Ended September 30, 2014 and 2013

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

Deferred Financing Costs— Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013 and was less than $0.1 million during the three months ended September 30, 2014 and $0.1 million for the nine months ended September 30, 2014. For 2013, deferred financing costs were less than $0.1 million during the three and nine month periods ending September 30, 2013.

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

New Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update “ASU” No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No.2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known (and reasonably knowable) at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company currently discloses its uncertainty about its ability to continue as a going concern. The Company does not expect the adoption of ASU No. 2014-15 to have material impact on its disclosures or its consolidated financial statement.

2. Liquidity and Capital Resources

As of September 30, 2014, the Company has incurred net losses attributable to common stock of $412.5 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company had cash and cash equivalents of $12.5 million as of September 30, 2014 and net cash used in operating activities of $26.3 million for the nine month period ended September 30, 2014.

In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC and concurrently the Company drew down $12 million of the facility. The Company did not achieve the established milestones by September 30, 2014 to access the remainder of the facility and therefore the additional facility is no longer available. The Company also has entered into a Common Stock Purchase Agreement, the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at the Company’s option, up to an aggregate of $30.0 million of shares of common stock over a two-year term. To date, no shares have been purchased under this agreement. See Note 10 for details on the termination of this common stock purchase agreement with Aspire.

Management is uncertain that its current and anticipated cash resources would be sufficient to support currently forecasted operations through at least the next twelve months, and therefore, the Company will need additional debt or equity financing in the future to execute its business plan and to be able to continue as a going concern. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products. These capital outlays and operating expenditures would be curtailed if the Company is not successful in raising additional funds. Many of the aspects of the Company’s forecasts involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ. These and other factors could cause our forecasted plans to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity.

3. Net Loss Per Common Share

Basic and diluted net loss, per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three and nine month periods ended September 30, 2014 and 2013. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The computation of basic net loss per common share for the three and nine month periods ended September 30, 2014 and 2013 excluded 592,000 and 478,250 shares of restricted stock, respectively (see Note 6). While these restricted shares of stock are included in outstanding shares on the condensed balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.

The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2014 and 2013 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Nine Month Periods Ended September 30,
	2014	2013
Restricted stock	592,000	478,250
Restricted stock units	—	220,000
Stock options	5,362,434	6,068,489
Common stock warrants	136,019	136,019

	6,090,453	6,902,758

4. Intangible Assets

Intangible assets, consisting of purchased intellectual property, as of September 30, 2014 and December 31, 2013 comprise the following (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property—licenses	$3,263	$(1,363)	$1,900	$3,263	$(1,152)	$2,111
Patents	455	(194)	261	455	(160)	295

	$3,718	$(1,557)	$2,161	$3,718	$(1,312)	$2,406

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2014 and 2013, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2014 (Period from October 1 to December 31)	$81
2015	322
2016	309
2017	293
2018	211
Thereafter	945

Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of September 30, 2014.

5. Related Party Transactions

Dr. Chad Mirkin, a co-founder of the Company, provided contracted research and development services to the Company. The Company incurred expenses of less than $0.1 million for these services for the nine months period ended September 30, 2013. On March 27, 2013, the Company advised Dr. Mirkin that his consulting agreement would not be renewed and would expire pursuant to its terms on May 31, 2013. On April 22, 2013, Dr. Mirkin advised the Company that he would not stand for re-election to the Company’s board of directors at the 2013 annual meeting and retired from the board of directors at the expiration of his 2013 term.

6. Equity Incentive Plan

The Company’s board of directors has adopted and the shareholders have approved the Nanosphere, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), the Nanosphere, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Nanosphere, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan,” and together with the 2000 Plan and the 2007 Plan, the “Plans”). Upon adoption of the 2014 Plan at the Company’s annual meeting of shareholders on May 28, 2014, the 2000 Plan and 2007 Plan were terminated. The Plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 15% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the nine month period ended September 30, 2014 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Expected volatility	78%
Risk free interest rate	1.78%
Weighted-average expected option life in years	5.51
Estimated weighted-average fair value on the date of grant based on the above assumptions	$0.88
Estimated forfeiture rate for unvested options	0%

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

Total compensation cost recognized for all stock option awards was $0.8 million and $2.6 million in the three and nine month periods ended September 30, 2014, respectively, and $0.4 million and $1.1 million for the three and nine month periods ended September 30, 2013, respectively.

As of September 30, 2014, the total compensation cost not yet recognized related to the non-vested stock option awards is approximately $2.0 million, which is expected to be recognized over the next three years, with a weighted average term of 1.7 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice, the Company has delivered newly issued shares of its common stock upon the exercise of stock options.

A summary of option activity under the plans as of September 30, 2014, and for the nine month period then ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding — January 1, 2014	5,963,478	$3.66
Granted	707,816	$1.35
Exercised	(467,500)	$1.45
Expired	(812,110)	$5.30
Forfeited	(29,250)	$3.73
Outstanding — September 30, 2014	5,362,434	$3.31	6.34	$165,433
Exercisable — September 30, 2014	3,138,140	$4.01	4.92	$18,017
Vested and Expected to Vest—September 30, 2014	5,260,116	$3.33	6.30	$158,652

There were 467,500 options exercised in the nine month period ended September 30, 2014 and 106,265 in the nine month period ended September 30, 2013.

Included in the number of options outstanding at September 30, 2014 are 794,186 options with a weighted average exercise price of $5.24 per share and accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and nine month periods ended September 30, 2014 was $0.1 million and $1.9 million, respectively, and was $0.7 million and $0.8 million, respectively, for the three and nine month periods ended September 30, 2013.

As of January 1, 2014, there were 807,000 shares of restricted stock outstanding under the Plans and during the nine month period ended September 30, 2014, 51,000 shares were forfeited and 256,000 additional shares of restricted stock were granted. The restricted shares vest on various dates between August 15, 2014 and October 29, 2017 and are subject to forfeiture until vested. There were 420,000 shares that vested during the nine month period ended September 30, 2014. The Company recognized $0.5 million and $1.7 million in restricted stock compensation expense during the three and nine month periods ended September 30, 2014, respectively, and recognized $0.3 million and $0.6 million during the three and nine month periods ended September 30, 2013, respectively. As of September 30, 2014, the total compensation cost not yet recognized related to the non-vested restricted stock awards was approximately $0.4 million; this amount is expected to be recognized over a weighted average term of less than one year.

7. License Agreements

The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2014, the Company has paid aggregate initial license fees of $3.7 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 4). Certain license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in each of 2014, and 2015 and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.

8. Stockholders’ Equity

On September 19, 2014, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying the Company that, for the prior 30 consecutive business days, the closing bid price of our common stock was not maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Global Market. In accordance with NASDAQ Listing Rules, the Company has been given until March 18, 2015 to regain compliance with this requirement.

On March 18, 2014, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $30.0 million of shares of our common stock over a two-year term, which expires in March 2016. The Company has not sold any shares under the Purchase Agreement. See Note 10 for discussion on the termination of this agreement October 21, 2014.

9. Commitments and Contingencies

In November 2013, the Company exercised its renewal option on its corporate facility and the lease term was extended to May 2017. Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2014, respectively, and $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2013, respectively.

Annual future minimum obligations for the operating leases as of September 30, 2014, are as follows (in thousands):

Years Ending December 31	Operating Lease
2014 (Period from October 1 to December 31)	$122
2015	496
2016	508
2017	257

Total minimum lease payments	$1,383

10. Subsequent Events

On October 13, 2014, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the Company’s Verigene® Enteric Pathogens Nucleic Acid Test (EP).

Effective at the close of business on October 21, 2014, the Company terminated the Purchase Agreement with Aspire. No shares of common stock were sold to Aspire Capital under the Purchase Agreement.

As part of the Company’s efforts to regain compliance with the NASDAQ minimum bid requirements, the listing of the Company’s common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market effective October 23, 2014. The Company also has opted-in to NASDAQ’s all inclusive annual listing fee program for 2015.

On October 27, 2014, the Company completed an underwritten public offering of 40,000,000 shares of its common stock, par value $0.01 per share, at a public offering price of $0.50 per share. As part of the fee payable to the underwriters in connection with the offering, the Company also issued 400,000 shares of common stock to the underwriters. The Company received net proceeds of approximately $18.4 million from the offering after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes and working capital.

11. Supplemental Financial Information

Inventories:	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$3,431	$2,263
Work-in-process	314	—
Finished goods	6,395	6,189

Total	$10,140	$8,452

Accounts Receivable – Net:	September 30, 2014	December 31, 2013
	(in thousands)
Accounts Receivable	$3,352	$2,821
Allowance for Doubtful Accounts Receivable	(48)	—

Accounts Receivable—net	$3,304	$2,821

Property and Equipment – Net:	September 30, 2014	December 31, 2013
	(in thousands)
Total property and equipment—at cost	$24,104	$21,820
Less accumulated depreciation	(18,835)	(18,147)

Property and equipment—net	$5,269	$3,673

Other Current Liabilities:	September 30, 2014	December 31, 2013
	(in thousands)
Accrued clinical trial expenses	$1,148	$320
Accrued license fees	150	84
All other	1,338	1,130

Total	$2,636	$1,534

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues:
Instruments	$1,278	$1,187	$2,291	$2,610
Consumables	2,410	1,180	7,352	3,978

Total Revenues	$3,688	$2,367	$9,643	$6,588

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Verigene System is comprised of a microfluidics processor, a touchscreen reader and disposable test cartridges. Certain assays, such as the Warfarin metabolism and hyper-coagulation tests, were cleared by the U.S. Food and Drug Administration (“FDA”) for use with the original Verigene System processor (the “Original Processor”). Subsequently, we developed and launched a second generation Verigene System processor (the “Processor SP”) that handles the same processing steps as the Original Processor and incorporates sample preparation. Some of our current customers continue to use the Original Processor for hyper-coagulation testing and Warfarin metabolism testing. Our development plans are focused on expanding the menu of tests that will run on the Processor SP, and we plan to develop and seek regulatory approval of all future assays on the Processor SP. We are also developing a next generation platform that increases the throughput and further automates the functionality of the Verigene Processor SP. The next generation system also combines the reader with the processor and reduces the number of consumables used by the Processor SP, thus reducing processing steps for the technician. At this time, we believe our instrument inventory levels are sufficient to meet demand. Although this new instrument platform is in development, we closely monitor inventory levels and forecasted sales to manage our investment to meet demand while keeping the risk of obsolete inventory low.

Our Applications

The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays

Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked

Respiratory Pathogens/Expanded Panel (RP)	In development	In development

Blood Stream Infection (BSI) Panels

• Blood Culture – Gram Positive (BC-GP) • Blood Culture – Gram Negative (BC-GN) • Blood Culture – Yeast (BC-Y)	510(k) cleared 510(k) cleared(4) In development	CE IVD Marked CE IVD Marked In development

C. difficile (CDF)	510(k) cleared	CE IVD Marked

Enteric Panel (EP)	510(k) cleared (5)	Pending CE IVD Mark

Human Pharmacogenetic Assays

Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked

Hyper-Coagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked

CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

Ultra-Sensitive Protein Assays

Cardiac Troponin I	In development	In development

Prostate-Specific Antigen (PSA)	Research use only

(1)	For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2013.
(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2013.
(3)	Currently cleared only for use with the Original Processor.
(4)	510(k) cleared January 2014.
(5)	510(k) cleared October 2014 for full EP panel.

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

We have developed and continue to develop blood stream infection panels for the earlier detection of specific bacteria and resistance markers present in patients with blood stream infections. These panels include gram-positive, gram-negative and yeast pathogens as well as resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 24 hours rather than after several days, which is typical for current traditional culture assays. Treatment is sometimes initiated before these current traditional assays are complete and we believe that this early detection capability will allow patients to avoid unnecessary treatments that may expose them to serious side effects. The first blood stream infection panel developed was for the detection of gram-positive organisms (BC-GP) that represent approximately 65% of blood stream infections. In June 2012 we received a de novo 510(k) clearance to market the full BC-GP panel. In January 2014 we received 510(k) clearance for our gram-negative (BC-GN) assay. The yeast panel (BC-Y) is in development.

Our development efforts also include an enteric pathogens (EP) test. Our enteric pathogens assay identifies the Enterobacteriaceae species most often associated with food poisoning. The enteric assay tests for a wide spectrum of organisms that are treated with various antibiotics and other drug therapies. We received 510(k) clearance in June 2014 for the bacterial portion of our Enteric Pathogens Nucleic Acid Test (EP) and in October 2014 we received 510(k) clearance for the full EP panel.

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

Financial Operations Overview

Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $29.6 million for the nine month period ended September 30, 2014 and $25.8 million for the nine month period ended September 30, 2013. As of September 30, 2014, we had an accumulated deficit of approximately $412.5 million. Our operations to date have been funded principally through capital contributions from investors in six underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. Proceeds are to be used for working capital needs and to fund general business requirements. As of September 30, 2014, we have drawn $12 million of the facility. The term of the loan is up to four years, with payments during the initial 12 month period being interest-only and then interest and principal payments monthly for the next 3 years. On February 18, 2014, we entered into an amendment of our loan and security agreement with Silicon Valley Bank and Oxford Bank (the “Amendment”). The Amendment extended the period of time during which we could achieve the financial milestones to access the second, $10 million tranche of this loan from March 31, 2014 to September 30, 2014. The Company did not achieve these financial milestones and therefore the additional $10 million facility may not be drawn by the Company.

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

Research and Development Expenses

Research and development expenses include all costs incurred during the development of the Verigene System and assays, and the expenses associated with fulfilling our development obligations related to the United States government contracts and grants. Such expenses include salaries and benefits for research and development personnel, consulting services, materials, patent-related costs and other expenses. We expense all research and development costs in the periods in which they are incurred. We expect research and development expenses to grow modestly as we continue to develop future generations of the Verigene System and expand the genomic and protein tests. The Company changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation.

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

Three month Period Ended September 30, 2014 Compared to the Three month Period Ended September 30, 2013

Revenues

Revenues were $3.7 million for the three month period ended September 30, 2014, as compared to $2.4 million for the three month period ended September 30, 2013. This 54% increase in revenue was driven primarily by an increase in test cartridge sales to our U.S. microbiology customers. There were 30 new customer placements during the third quarter of 2014.

Cost of Sales

Cost of sales increased to $2.4 million for the three month period ended September 30, 2014 from $1.5 million for the three month period ended September 30, 2013. This 60% increase in cost was due primarily to increased cartridge sales during the third quarter of 2014.

Gross Margin

Gross margins decreased to 36% in the third quarter of 2014 from 38% in the third quarter of 2013 driven by reduced pricing on instrument sales.

Research and Development Expenses

Research and development expenses were up to $5.5 million for the three month period ended September 30, 2014 compared to $5.0 million for the same period in 2013. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the three months ended September 30, 2013, $1.1 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased slightly in the third quarter of 2014 to $5.1 million compared to $5.0 million for the third quarter of 2013. This was due to field sales and customer support team expansion and increased stock compensation expense. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the three months ended September 30, 2013, $1.1 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Nine month Period Ended September 30, 2014 Compared to the Nine month Period Ended September 30, 2013

Revenues

Revenues were $9.6 million for the nine month period ended September 30, 2014, as compared to $6.6 million for the nine month period ended September 30, 2013. Product sales increased $3.0 million from the nine month period ended September 30, 2013 to the same period in 2014 primarily due to an increase in sales of cartridges to our U.S. microbiology customers. There were 115 new customer placements during the first nine months of 2014.

Cost of Sales

Cost of sales was $6.1 million for the nine month period ended September 30, 2014 and $4.3 million for the nine month period ended September 30, 2013. The $1.8 million increase in cost of sales for the nine month period ended September 30, 2014 was due to the higher volume of cartridge units sold during the nine month period.

Gross Margin

Gross margins increased to 37% in the first nine months of 2014 from 35% from the same period in 2013 driven by lower per unit cartridge manufacturing costs attributable to production cost reductions.

Research and Development Expenses

Research and development expenses increased from $14.0 million for the nine month period ended September 30, 2013 to $14.7 million for the nine month period ended September 30, 2014. This increase was due to increased spending on clinical trial testing of new products. The Company has changed its presentation of clinical trial costs to present those costs as research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the nine months ended September 30, 2013, $3.0 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased from $13.6 million for the nine month period ended September 30, 2013 to $17.4 million for the nine month period ended September 30, 2014 due to field sales and customer support team expansion and increased stock compensation expense. The Company has changed its presentation of clinical trial costs to present those costs as Research and development expenses rather than Sales, general and administrative expenses. The prior year costs have been reclassified to conform to the new presentation. For the nine months ended September 30, 2013 $3.0 million of pre-regulatory approval clinical trial costs have been reclassified accordingly.

Liquidity and Capital Resources

From our inception in December 1999 through September 30, 2014, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, and $10.3 million from government grants. We also drew down $12 million under our debt facility in May 2013. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of September 30, 2014, we had an accumulated deficit of approximately $412.5 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.

On March 18, 2014, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire, to purchase, at our option, up to an aggregate of $30.0 million of shares of our common stock over a two-year term, which expires in March 2016. We terminated our Purchase Agreement with Aspire on October 21, 2014 prior to our public announcement of our underwritten public offering of common stock with Chardan Capital Markets, LLC as the sole book-running manager on October 22, 2014. See Note 10 for discussion on the termination of the Aspire Purchase Agreement and our underwritten public offering with Chardan Capital Markets, LLC.

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

Management is uncertain that our current and anticipated cash resources would be sufficient to support currently forecasted operations through at least the next twelve months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. We did not achieve the financial milestones required to access the second, $10 million tranche under our debt facility with Silicone Valley Bank and Oxford Finance, LLC.

Although we successfully closed the market offering, market conditions may limit our ability to raise additional capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products.

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

As of September 30, 2014, we had $12.5 million in cash and cash equivalents as compared to $41.5 million at December 31, 2013, a decrease of $29.0 million. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities. The primary driver was the $29.6 million loss along with $2.4 million in increased inventory due to lower than forecast sales. This shortfall resulted from an increase in the time required for customer validation and contract completion. This was partially offset by $1.4 million increase in accrued liabilities. Net cash used in operating activities decreased $0.3 million from $26.6 million to $26.3 million for the nine months ended September 30, 2013 and 2014, respectively. Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2014, compared to $1.0 million for the nine months ended September 30, 2013. This 2014 capital spending was for the purchase of certain manufacturing equipment to increase manufacturing capacity and lower per unit manufacturing costs.

There was $0.5 million use of cash by financing activities for the nine month period ended September 30, 2014 compared to $43.8 million of cash provided by financing activities for the same period in 2013. In May 2013, the Company received approximately $12 million in debt from drawing down the first tranche of the debt facility and in September 2013, the Company received approximately $32.76 million from a stock offering.

We may need to increase our capital outlays and operating expenditures over the next several years as we expand our product offering, drive product adoption, further scale-up manufacturing and implement product cost saving techniques. The amount and the timing of the additional capital we will need to raise depend on many factors, including:

•	the level of research and development investment required to maintain and improve our products and technology;

•	the amount and growth rate of our revenues;

•	changes in product development plans needed to address any difficulties in manufacturing or commercializing the Verigene System and enhancements to our system;

•	the costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses; and

•	changes in regulatory policies or laws that affect our operations.

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

Subsequent Events

On October 13, 2014, the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the Company’s Verigene® Enteric Pathogens Nucleic Acid Test (EP).

On March 18, 2014, we entered into a common stock purchase agreement dated as of March 18, 2014 with Aspire Capital Fund, LLC, or Aspire, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire was committed to purchase up to an aggregate of $30 million of shares of our common stock over the 24-month term of the Purchase Agreement. Effective at the close of business on October 21, 2014, we terminated the Purchase Agreement. No shares of common stock were sold to Aspire under the Purchase Agreement.

As part of our efforts to regain compliance with the NASDAQ minimum bid requirements, the listing of our common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market effective October 23, 2014. We also have opted-in to NASDAQ’s all inclusive annual listing fee program for 2015.

On October 27, 2014, we completed an underwritten public offering of 40,000,000 shares of our common stock. Chardan Capital Markets, LLC acted as the sole book-running manager for the offering. The shares were issued and sold by us pursuant to an underwriting agreement dated October 22, 2014 by and between us and Chardan Capital Markets, LLC, as representative of the several underwriters, at a public offering price of $0.50 per share. As part of the fee payable to the underwriters in connection with the offering, we also issued 400,000 shares of common stock to the underwriters.

We received net proceeds of approximately $18.4 million from the offering after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for general corporate purposes and working capital.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 18, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special-purpose entities as of September 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2014 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point increase or decrease in the average interest rate on our portfolio, if such a decrease were possible, would have impacted interest income to zero for the three and nine month periods ended September 30, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

In addition to the other information set forth in this report, the following risk factors supplement the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on the Nasdaq Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The NASDAQ Global Market or Capital Market or if we are unable to transfer our listing to another national securities exchange or stock market.

On September 19, 2014, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”), notifying us that, for the last 30 consecutive business days, the closing bid price of our common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Global Market pursuant to Listing Rule 5450(a)(1) (“Minimum Bid Price Rule”). In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until March 18, 2015, to regain compliance with the Minimum Bid Price. If at any time before March 18, 2015 the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the Minimum Bid Price Rule. During this 180 calendar day period, we also may submit a plan to regain compliance to NASDAQ and may request up to an additional 180 calendar days to complete the plan. We currently are evaluating various alternative courses of action to regain compliance with the Minimum Bid Price Rule, however, there can be no assurance that we will regain compliance or maintain the listing of our common stock on the NASDAQ Global Market, the NASDAQ Capital Market, or qualify to transfer the listing of our common stock to another national securities exchange or stock market. Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We may require additional financing after completion of our recent common stock offering before we are able to generate net income.

We currently do not have sufficient capital to fully fund the activities needed to commercialize and market our full panel of assays for the Verigene Processor SP to generate net income. As of September 30, 2014, we had approximately $12.5 million of cash and cash equivalents, which would be increased by approximately $18.4 million as of September 30, 2014 after giving effect to our receipt of the net proceeds from our underwritten public offering of common stock that we completed on October 27, 2014. After our receipt of the $18.4 million of net proceeds from the offering, we anticipate having sufficient cash on hand and cash from future operations to fund our operations for less than twelve months, however there can be no assurance that our marketing and sales efforts will progress as anticipated or that our cash generated from operations will be as expected.

We do not anticipate achieving positive operating cash flow in at least the next twelve months. We require increased investment in additional manufacturing scale-up, and to add sales, marketing and customer support personnel during the next twelve months to advance the commercialization of our products. We operate in a market that makes our prospects difficult to evaluate, and achievement of positive cash flow from operations will depend upon revenue resulting from adoption of both our current products and future products that depend upon regulatory clearance. Demand for our respiratory products is directly proportional to the size and duration of the annual season for influenza and other respiratory illnesses. Any unanticipated acceleration or deceleration of customer demand for our product relative to projections will have a material effect on our cash flows.

         Management is uncertain that our current and anticipated cash resources would be sufficient to support currently forecasted operations through at least the next twelve months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. If in the future, we fail to satisfy the continued listing standards of NASDAQ, we may not be able to sell shares of our common stock. Accordingly, market conditions may limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products.

We cannot guarantee that we would be able to obtain any of the additional debt or equity financing on commercially reasonable terms or at all, and we may continue to evaluate a full range of potential strategic alternatives. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary debt or equity financing when needed, we may not be able to execute our planned development and commercialization efforts, which would have a material adverse effect on our growth strategy and our results of operations and financial condition. If we are unable to generate sufficient capital from operations or raise additional funds, we will need to do one or more of the following:

•	delay, scale-back or eliminate research and development of some or all of assays or the next generation Verigene System;

•	license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

The occurrence of any of the foregoing events would have a material adverse effect on our growth strategy and our results of operations and financial condition, and there can be no assurance that we would be able to continue as a going concern.

Our ability to issue additional shares of our common stock without shareholder approval is limited.

After the issuance of shares of our common stock in the underwritten public offering that we completed on October 27, 2014, we will have approximately 22.9 million unissued and unreserved shares of common stock authorized for issuance under our certificate of incorporation. We will not be able to raise additional capital through the sale of additional shares of common stock in excess of our remaining authorized shares of common stock without shareholder approval of an amendment to our charter to authorize additional shares of capital stock. Failure to obtain such shareholder approval would have a material adverse effect on our ability to raise capital and our overall financial condition, and there can be no assurance that we would be able to continue as a going concern.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.

By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer

Date: November 5, 2014

By:	/s/ Roger Moody
Roger Moody
Chief Financial Officer and Treasurer

Date: November 5, 2014