Form 10-K/A
period 2014-12-31
NANOSPHERE INC
filed 2015-04-02
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-K/A
(Amendment No. 1)
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 001-33775
______________________________
Nanosphere, Inc.
(Exact name of registrant as specified in its charter)
______________________________

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
____________________________
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
As of March 30, 2015, there were 117,232,606 outstanding shares of common stock. The common stock is listed on the NASDAQ Capital Market (trading symbol “NSPH”).
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2015 (the “Original Filing”), to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company's 2015 Annual Meeting of Stockholders. The Company will postpone its 2015 Annual Meeting of Stockholders due to the timing of the Company’s Special Meeting of Stockholders, which will be held on April 7, 2015.  The Company’s board of directors plans to fix a time and date for the 2015 Annual Meeting of Stockholders later in 2015. This amendment is not intended to update any other information presented in the Original Filing. The Original Filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and in this Amendment.

DOCUMENTS INCORPORATED BY REFERENCE
None

____________________________________________________________________________________________________

____________________________________________________________________________________________________

NANOSPHERE, INC.

iii

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Information about Directors

The following table sets forth information with respect to each of the members of the Board of Directors as of March 23, 2015:

Name	Age	Current Occupation
Michael K. McGarrity	52	President, Chief Executive Officer, Director
Gene Cartwright, Ph.D.	61	Director
André de Bruin	68	Director
Erik Holmlin, Ph.D.	47	Director
Lorin J. Randall	71	Director
Michael J. Ward	43	Director
Kristopher A. Wood	43	Director

Michael K. McGarrity.     Mr. McGarrity joined Nanosphere in 2005 as Chief Marketing Officer and was appointed as the Company’s President and Chief Executive Officer and elected to the Board of Directors in February 2013. Mr. McGarrity, who has more than 25 years of sales and marketing experience in the medical device industry, joined the Company after 13 years with Stryker Corporation. At Stryker, he served in leadership roles in marketing and strategic development, most recently as vice president of marketing for Stryker Instruments, a $700 million division of the $4.3 billion Stryker Corporation. In this position, Mr. McGarrity's marketing and business development acumen guided the company into markets such as post-operative pain management, waste management and interventional pain management. McGarrity is a graduate of the University of Notre Dame and began his career in commercial banking in Chicago. Based on Mr. McGarrity’s extensive marketing and industry experience and Company-specific knowledge and strategic perspective possessed by Mr. McGarrity as its President and Chief Executive Officer, the Board of Directors concluded that Mr. McGarrity has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Gene Cartwright, Ph.D. Dr. Gene Cartwright was elected to the Nanosphere Board of Directors in June 2013. In January 2014, Dr. Cartwright was appointed chief executive officer of Guided Therapeutics, a privately held cancer diagnostics company. From March 2008 through March 2013, Dr. Carwright served as chief executive officer of Omnyx, LLC, a Joint Venture between GE Healthcare and the University of Pittsburgh Medical Center focused on the field of digital pathology. Prior to that, he was president of Molecular Diagnostics at GE Healthcare. He started his career at Abbott Labs in the Diagnostics Division where he worked for 24 years including a position as divisional vice president of US Marketing and VP/GM of Abbott Molecular Diagnostics. He graduated from Dartmouth College and received a Ph.D. in chemistry from Stanford University. He has a Masters in Management from Northwestern University’s Kellogg School of Management. Based on Dr. Cartwright’s background in leading diagnostics and healthcare companies, the Board of Directors concluded that Dr. Cartwright has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
André de Bruin.     Mr. de Bruin has served as member of our Board of Directors since 2005. Mr. de Bruin has more than 35 years of global healthcare industry experience spanning the bio-pharmaceutical, medical device and diagnostics markets. Until the sale to a group of private investors in 2012, Mr. de Bruin was the founder and chief executive officer of DuraPorts Inc., a manufacturer of steel and fabric structures. He also serves on the board of directors of NxThera Inc., a medical device company based in St. Paul, MN, where he is chairman of the board. Prior to his retirement in 2004 as executive chairman of Quidel Corporation’s board of directors, Mr. de Bruin served as the company’s chief executive officer from 1998 until 2001. He was president and chief executive officer of Somatogen and was elected chairman in 1996. Somatogen was acquired by Baxter in 1998. Prior to joining Somatogen, Mr. de Bruin was chairman, president and chief executive officer of Boehringer Mannheim Corporation, a global healthcare concern subsequently acquired by Hoffman-La Roche. Past experience includes advisory services for Ferrer, Freeman and Company, LLC and various boards of directors, including Methodist Hospital of Indianapolis prior to its merger with the IU Health System. Mr. de Bruin graduated from the University of Potchefstroom in South Africa, where he earned a B.S. in finance, economics and business. Based on Mr. de Bruin’s extensive experience in the bio-pharmaceutical, medical device and diagnostics industry as both a director and executive officer, the Board of Directors concluded that Mr. de Bruin has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Erik Holmlin, Ph.D.     Dr. Erik Holmlin was elected to the Nanosphere Board of Directors in June 2013. Dr. Holmlin has two decades of experience in the life science and health care industries. He is currently president and chief executive officer of BioNano Genomics, a commercial stage venture-backed startup leading the introduction of a proprietary platform for genome mapping based on single molecule detection of extremely long read lengths. Dr. Holmlin also currently serves as a director of Xagenic, a privately held molecular diagnostics company, and Applied Proteomics, Inc., a privately held protein biomarker company. Before joining BioNano Genomics, he served as president and chief executive officer of GenVault Corporation, a life science company bringing innovative solutions to biosample management. He also served as an entrepreneur in residence (EIR) at Domain Associates, LLC, a leading dedicated life science venture-capital firm. Prior to these roles, Dr. Holmlin was chief commercial officer at Exiqon A/S. In 2001, Dr. Holmlin led the formation of GeneOhm Sciences, Inc., for which, over a span of 5 years, he was director of chemistry, senior technology director, vice president of technology and business development, and vice president of marketing. He orchestrated GeneOhm's acquisition in 2006 by Becton Dickinson and then served BD as vice president of marketing and development. Dr. Holmlin holds MBA degrees from the Haas School of Business at UC Berkeley and the Columbia University School of Business, a Ph.D. in chemistry from Caltech, and an AB degree in chemistry from Occidental College. Based on Dr. Holmlin’s background in leading scientific and healthcare companies, the Board of Directors concluded that Dr. Holmlin has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Lorin J. Randall.     Mr. Randall has served as a member of our Board of Directors and the chairman of the Audit Committee since 2008. Mr. Randall is a financial consultant and also serves on the boards of the following healthcare companies: Tengion, Inc., Athersys, Inc. and Acorda Therapeutics, Inc. Mr. Randall previously served as senior vice president-chief financial officer of Eximias Pharmaceutical Corporation, a development stage provider of oncology therapeutics. Mr. Randall held the same position at i-STAT Corporation, a manufacturer of medical diagnostic devices, which was acquired by Abbott Laboratories in 2004. His career also includes senior management positions at CFM Technologies, a semiconductor manufacturing equipment company; Greenwich Pharmaceutical Corporation, a development stage provider of immune system disease therapeutics; and Surgilase, a provider of surgical lasers to hospitals and clinics. Mr. Randall received a B.S. in accounting from The Pennsylvania State University and an M.B.A. from Northeastern University. Based on Mr. Randall’s background as a financial consultant, executive and director at diagnostic and other healthcare companies, as well as his expertise in finance, accounting, internal controls and enterprise risk, the Board of Directors concluded that Mr. Randall has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Michael J. Ward.     Mr. Ward was elected to our Board of Directors in February 2013. Mr. Ward served as vice president at Lurie Investments, Inc. from September 2009 to January 2013 and as a director of investments from January 2013 to September 2013 where he was responsible for managing investment activities. Prior to joining Lurie Investments, Mr. Ward gained over 15 years of investment banking experience at Credit Suisse, Prudential Securities, Dresdner Kleinwort Wasserstein, BMO and Leerink Swann. Mr. Ward is a member of the board of directors of CytoPherx, Inc., an acute renal failure-focused therapeutic medical device company based in Ann Arbor, MI, and Aperion Biologics, Inc., an orthobiologics medical device company based in San Antonio, TX. Based on Mr. Ward’s familiarity with the Company as a former member of the investment team at Lurie Investments and his investment banking experience, the Board of Directors concluded that Mr. Ward has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

Kristopher A. Wood.     Mr. Wood was elected to our Board of Directors in August 2014. Mr. Wood is currently the sole member of Highline Partners, LLC, a consultancy through which he serves in the capacity of chief investment officer at Lurie Holdings, Inc. and as Special Advisor on strategic matters to New Page Corporation and its board of directors. Prior to forming Highline Partners, from 2009 to 2011, Mr. Wood served as head of strategy and corporate development at WorldColor Press, Inc. Mr. Wood served from 2007 to 2009 as an associate at MidOcean Partners, a private equity investment firm based in New York and London. Mr. Wood also served as chief acquisitions officer for Glenayre Inc., and as managing director for mergers and acquisitions and venture capital at Vertis Holdings, Inc. and its predecessor, Big Flower Holdings, Inc. Mr. Wood received a BS in Economics from the Wharton School of the University of Pennsylvania. Based on Mr. Wood’s private equity and portfolio management experience, the Board of Directors concluded that Mr. Wood has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Information about Executive Officers and Key Employees
The table below sets forth the names and ages of our executive officers and key employees, as well as the positions and offices held by such persons as of March 23, 2015. A summary of the background and experience of each of these individuals is set forth after the table. For biographical information for Michael K. McGarrity please see “Information About Directors” above.

Name	Age	Position with Nanosphere
Michael K. McGarrity	52	President and Chief Executive Officer
Ann Wallin	41	Interim Chief Financial Officer, Chief Accounting Officer and Secretary
Kenneth Bahk, PhD	41	Chief Strategy Officer

Ann Wallin.         Ms. Wallin was appointed as the Company’s Interim Chief Financial Officer, Chief Accounting Officer and Secretary on February 11, 2015. Ms. Wallin joined Nanosphere in October 2013 as Vice President of Finance and Accounting. Prior to joining the Company, from 2004 to 2013 Ms. Wallin served as the Director of Internal Audit for the Hub Group, a NASDAQ listed company. Ms. Wallin is a certified public account who earned her Bachelors of Business Administration degree from Saint Mary’s College and her Masters of Business Administration from the University of Chicago.
Kenneth Bahk, PhD.     Dr. Ken Bahk joined Nanosphere in April 2013 as Chief Strategy Officer after serving as a Director of Investments at Lurie Investments focused on diagnostics and life sciences.  He also serves as a director of Geneweave Biosciences, a privately held molecular diagnostics company.  Dr. Bahk has been active in leadership positions for the premier diagnostic and molecular diagnostic organizations, and most recently was Chair of Strategic Opportunities for the Association for Molecular Pathology, a committee charged with understanding key molecular diagnostic and pathology market drivers and trends. He is a member of the American Association of Clinical Chemistry, the American Society for Microbiology and the Association for Molecular Pathology. He received a Ph.D. in biochemistry and molecular biology and an MS in neurobiology and physiology from Northwestern University, and an MBA from the Kellogg School of Management.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our Common Stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2014 the following Section 16(a) forms were delinquent:

Form Type	Reporting Person	Date of Event	Date of Filing
Form 3	Kristopher A. Wood	08/18/2014	09/02/2014

Code of Business Conduct and Ethics
We maintain a Code of Business Conduct and Ethics and an Anti-Corruption, Bribery and Compliance Policy (collectively, our “Ethics Policies”) applicable to all of our employees, officers and directors. Our Ethics Policies can be found on our website at http://www.nanosphere.us in the “Investor Relations/Media” section under the heading “Corporate Governance.” Any amendments to or waivers from our Ethics Policies shall be posted to our website within four business days in accordance with paragraph (c) of Item 5.05 of Form 8-K.
Audit Committee
The Company’s Board of Directors has a standing Audit Committee. André de Bruin, Lorin J. Randall and Michael J. Ward currently serve on our Audit Committee. Mr. Randall is the chairman of our Audit Committee. The Board of Directors has determined that each of Mr. de Bruin, Mr. Randall and Mr. Ward is “independent” pursuant to Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We believe that the composition of our Audit Committee meets the requirements for independence and financial sophistication under the current requirements of the NASDAQ Capital Market and SEC rules and regulations. In addition, the Board of Directors has determined that Mr. Randall qualifies as an “audit committee financial expert” as defined under the Exchange Act, and the applicable rules of the NASDAQ Capital Market.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee of the Board of Directors is responsible for establishing and implementing our compensation philosophy, as detailed below. The Compensation Committee reviews and approves all of our compensation policies, including executive officer salaries, bonuses and equity incentive compensation. The Compensation Committee ensures that the total compensation paid to the executive officers is fair, reasonable, competitive, and includes incentives that are designed to appropriately drive corporate performance.
The Compensation Committee reviews and approves the annual compensation for our executive officers, other than our Chief Executive Officer, with respect to whom the Compensation Committee reviews and recommends the compensation for approval by the Board of Directors, which approval was obtained with respect to all 2014 compensation of our Chief Executive Officer. The Compensation Committee may retain the services of an independent compensation consultant or research firm with respect to compensation of all named executive officers, in addition, the Compensation Committee considers recommendations from the Chief Executive Officer.
Overview of Compensation Philosophy and Objectives
The compensation of our executive officers is based in part on the terms of the employment agreements that we entered into with each of our named executive officers. In addition, our “pay-for-performance” philosophy is among the fundamental tenets of our executive compensation program. We have adopted an approach to compensation comprised of a mix of short-term and long-term components that are designed to provide proper incentives and to reward our executive officers.
Our intent regarding the compensation of our executive officers is to provide salary levels and compensation incentives that:

•	are competitive within the life sciences and medical technology industries;

•	attract and retain talented and experienced executives;

•	motivate our executives to manage our business to meet our short-term and long-term business objectives;

•	align the interests of our executives and stockholders by motivating the executives to increase stockholder value; and

•	tie executive compensation to the achievement of certain short-term and long-term corporate objectives.
Compensation Policies and Procedures
Our Compensation Committee is responsible for administering our compensation practices. Our Compensation Committee was appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Code, and non-employee directors for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee members are André de Bruin, Gene Cartwright, Ph.D. and Michael J. Ward, with Dr. Cartwright as our Compensation Committee chair. Our Compensation Committee holds meetings as necessary throughout the year.
Within the context of the overall objectives of our executive compensation philosophy, the Compensation Committee determines the specific types and amounts of compensation to be paid to each of our named executive officers based on a number of factors including:

•	the roles and responsibilities of our executives;

•	the individual experience and skills of, and expected contributions from, our executives;

•	compensation levels of executive officers at peer companies in the life sciences and medical technology industries; and

•	our executives’ historical compensation at the Company.
When discussing performance evaluations and setting new compensation levels, the Compensation Committee will review and consider recommendations from the Chief Executive Officer regarding the performance and contributions of the other named executive officers. In its sole discretion, the Compensation Committee may accept or reject, in whole or in part, the recommendations of the Chief Executive Officer. For 2014, the Compensation Committee evaluated executive officer compensation levels by considering the Company’s overall performance and that of our Chief Executive Officer, and input from our Chief Executive Officer with respect to the performance and individual contributions of the other named executive officers. Our Chief Executive Officer does not participate in discussions about the amount of his own compensation. With the exception of our Chief Executive Officer, the Compensation Committee has the final authority regarding the overall compensation for the executive officers. In the case of our Chief Executive Officer, the Compensation Committee evaluates our Chief Executive Officer’s performance and contributions and recommends compensation levels to the Board of Directors. In its sole discretion, the Board of Directors may accept or reject, in whole or in part, the recommendations of the Compensation Committee with respect to our Chief Executive Officer’s overall compensation. Our Chief Executive Officer, who also is a director of the Company, does not participate in deliberations by the Board of Directors regarding his compensation. For 2014, the Board of Directors reviewed and accepted all of the recommendations of the Compensation Committee for the compensation of the Chief Executive Officer.
Stockholder Say-on-Pay Advisory Vote
The Compensation Committee balances the interests of stockholders, regulators, and other interested parties. In 2014, we sought a stockholder say-on-pay advisory vote regarding executive compensation, and approximately 90% of the votes cast were in favor of our executive compensation. The Compensation Committee viewed this vote as supportive of the

Company’s overall approach to executive compensation. Due to such strong stockholder support, we did not make any material changes to our compensation policies in 2014. In accordance with the stockholder advisory vote at our 2011 annual meeting of stockholders, we intended to continue seeking a stockholder say-on-pay advisory vote regarding executive compensation on an annual basis.
Elements of Compensation
The compensation of our named executive officers consists primarily of five components:

•	base salary;

•	annual incentive cash bonuses;

•	equity-based incentives

•	other benefits; and

•	severance and termination protection, in the case of some, but not all of our executive officers.
In general, total compensation is geared to be sufficient to attract and retain excellent talent. In determining the adjustments to the compensation of our executive officers for the fiscal year ended December 31, 2014, we relied on the experience of the members of our Compensation Committee who serve on the boards of directors for other similar companies, and we annually take into account the performance of each executive officer, their contributions toward the Company’s success, and the Company’s growth and stage of development.
We use a mix of short-term compensation (base salaries and cash incentive bonuses) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve our pay-for-performance philosophy and our compensation objectives. We discuss each of the principal elements of our executive compensation in detail below.
Annual Cash Compensation
Base Salary
In general the base salaries are designed to provide a consistent base of income and to attract the appropriate level of talent. Our executive base salaries reflect (1) the initial base salaries that we negotiated with each of them at the time of their initial employment or promotion to their current positions; (2) in the case of Mr. McGarrity, an increase in his base salary based on his additional responsibilities upon his promotion as President and Chief Executive Officer on February 8, 2013; and (3) our subsequent adjustments to these amounts, generally between 0% and 3% each year, are primarily attributable to the Company’s annual performance and any changes in our executives’ roles and responsibilities.
The following table presents base annual salaries for our named executive officers in 2014 and 2015:

	2014	2015
Michael K. McGarrity, President and Chief Executive Officer	$330,000	$330,000
J. Roger Moody, Jr., Chief Financial Officer through February 11, 2015	$310,000	$310,000
Kenneth Bahk, Ph.D., Chief Strategy Officer	$310,000	$310,000

The base salaries of our executive officers are reviewed annually. We may also increase the base salary of an executive officer at other times if a change in the scope of the officer’s responsibilities justifies such consideration.
Annual Incentive Compensation
Annual incentive awards are designed to reward near-term operating performance and the achievement of milestones critical to our success in both the near and the long-term. Consistent with our emphasis on pay-for-performance, we have adopted an executive incentive bonus program. Executive officers will have an opportunity to earn bonuses based on the attainment of Company performance goals and a subjective analysis of individual performance that contributes to the attainment of those goals. The target bonuses and our establishment of business goals for the Company reinforces three of our compensation goals - namely, to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our stockholders’ and to enable us to attract and retain highly qualified individuals.
Since inception of our executive incentive bonus program in 2003, our employment offer letters to the executive officers provide for participation in this incentive program and establish the target bonus amounts which are initially set in the employment offer letters but are subject to adjustment by the Compensation Committee. The target bonuses merely reflect an opportunity to receive the specified award, conditioned upon satisfaction of Company performance goals, but are not guarantees for their payout. Under our executive incentive bonus program, we may elect to not pay all or a portion of the target bonus regardless of whether the Company performance goals are fully or partially achieved. This was the case for 2014 when the Compensation Committee elected in early 2015 to pay no bonuses to the executive officers for 2014 performance. The ultimate payout is determined by the Compensation Committee based on its assessment of the Company’s performance goals in light of strategic and operational priorities of the Company. This assessment includes a subjective analysis of individual performance that contributed to the achievement of those goals, and our Chief Executive Officer’s recommendations with respect to the contributions and performance of the other named executive officers. In the case of our Chief Executive Officer’s bonus, the ultimate payout is determined by the Board of Directors after reviewing the recommendation of the Compensation Committee.
The Board of Directors determines the target bonus opportunity for our Chief Executive Officer after reviewing the recommendation of the Compensation Committee, and the Compensation Committee determines the target bonus amounts for the other named executive officers, during a given year, as further incentives to motivate our executives to meet our business objectives. For 2014, the Board of Directors reviewed and accepted the recommendation of the Compensation Committee and set Mr. McGarrity’s target bonus opportunity at 100% of base salary. For 2014, the Compensation Committee considered Mr. McGarrity’s input with respect to the other two named executive officers and set all other named executive officers’ 2014 target bonus opportunity at 35% of base salary. The target bonuses are reflective of our historical emphasis on performance-based compensation. This approach to compensation is consistent with our overall pay-for-performance philosophy.
With respect to the Company performance goals, our Chief Executive Officer, in consultation with the other executive officers, develops performance goals for the Company and submits the recommended goals for the approval of the Compensation Committee. In its sole discretion, the Compensation Committee may accept or reject, in whole or in part, the Company performance goals recommended by our Chief Executive Officer. For 2014, the Compensation Committee reviewed and accepted the Company performance goals that Mr. McGarrity recommended. In 2014, the Company performance goals were as follows:

•	Financial performance: Achieving revenue and product cost and cash management targets;

•	Product development and commercialization: Submission of respiratory expanded clearance and submission of yeast and parasite panels; and

•	Identification of next generation platform prototype and menu identification.
All of these performance goals require the application of subjective judgment and are considered by the Compensation Committee in the context of the Company’s overall progress with respect to its business plan, the commercialization status of its products and sales, and the overall strategic and operational priorities of the Company. Therefore, their outcomes are substantially uncertain at the time established. At the close of the performance period, our Chief Executive Officer assesses achievement of the Company performance goals, discusses with the Compensation Committee both that assessment and the contributions of each of the named executive officers toward achievement of the Company performance goals, and submits recommendations for bonus payouts for the approval of the Compensation Committee. The Compensation Committee discusses and reviews our Chief Executive Officer’s assessment of the achievement of the Company performance goals, his own individual achievements and the contributions and individual performance of the other named executive officers, and in its sole discretion may accept or reject, in whole or in part, the recommendations of our Chief Executive Officer. For 2014, the goals were not met and based on the recommendation of the Chief Executive Officer, the Compensation Committee determined that no bonuses be paid to any named executive officers for 2014.
For our Chief Executive Officer, the Compensation Committee and Board of Directors retains the right to modify the portion of the target bonus to be paid to our Chief Executive Officer based on the Compensation Committee’s subjective analysis of the attainment of the Company performance goals and of the Chief Executive Officer’s contribution toward achievement of those goals. This process enables the Compensation Committee to more closely align the Chief Executive Officer’s performance with the operation and strategic priorities of the Company, which can change from year to year and even during the course of any given year. At the end of every fiscal year, the Compensation Committee assesses the achievement of the Company performance goals and reports to the Board of Directors its assessment and bonus recommendations with respect to the Chief Executive Officer. In its sole discretion, the Board of Directors may accept or reject, in whole or in part, the bonus recommendations of the Compensation Committee. For 2014, the Board of Directors reviewed and accepted the Compensation Committee’s recommendation to not pay any bonus with respect to the Chief Executive Officer.
In 2014, the target bonus amounts and actual payouts were as follows:

	Annual Target	Payout
Michael K. McGarrity, President and Chief Executive Officer	$330,000	$—
J. Roger Moody, Jr., Chief Financial Officer through February 11, 2015	$110,000	$—
Kenneth Bahk, Ph.D., Chief Strategy Officer	$110,000	$—

The Compensation Committee determined not to award any bonuses to the named executive officers for 2014 by assessing the Company’s progress toward the achievement of the 2014 Company performance goals. The Compensation Committee noted that achievement of goals does not automatically result in a partial or 100% payout nor does failure to achieve any goals automatically result in no payout. However, the Compensation Committee was of the view that the Company’s near-term operational performance was below expectation and the Company’s current stock price demonstrated the market’s disappointment with the Company’s performance in 2014. Accordingly, the Compensation Committee determined that the Company and its named executive officers should be awarded no bonus for 2014. The Compensation Committee retains complete and absolute discretion to differentiate among the executive officers with respect to the portion of the target bonus paid to any executive officer based on the Compensation Committee’s subjective analysis of performance and our Chief Executive Officer’s input with respect to the other named executive officers. For 2014 bonuses, the Compensation Committee made its compensation determinations based the overall progress with respect to the strategic and operational priorities of the Company, including the perception in the market that the Company did not achieve expectations in 2014. Final decision making authority with respect to all compensation decisions for the Chief Executive Officer rests with the Board of Directors, which takes into account the recommendations of the Compensation Committee with respect to the Chief Executive Officer.
Equity Incentive Compensation
We grant equity incentive awards in the form of stock options and restricted stock awards to align the interests of our executive officers with the interests of our stockholders. Our decisions regarding the amount and type of equity incentive compensation and relative weighting of these awards among total executive compensation have been initially based on our negotiations with our executives in connection with their initial employment or promotion by our Company.
We have typically made grants of equity incentive awards to our executive officers on a periodic basis. All such grants are reviewed and approved by the Compensation Committee. Awards to our Chief Executive Officer are approved by the Compensation Committee and are subject to approval by the Board of Directors. The date of grant and the fair market value of the awards are established on the date of final approval by the Compensation Committee, or by the Board of Directors in the case of an award to our Chief Executive Officer, in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” Such fair market value is defined in our 2007 Long-Term Incentive Plan (the “2007 Plan”) and our 2014 Long-Term Incentive Plan (the “2014 Plan”) to mean the closing market price of a share of our common stock on the date of the grant, as reported on the NASDAQ Capital Market for periods subsequent to our initial public offering. We do not have any program, plan or practice of setting the exercise price at a price less than fair market value of our common stock on the grant date. We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates to our named executive officers.
In 2014, we did not grant any equity compensation awards to our executive officers.
Other Compensation
All of our executive officers are eligible for benefits offered to employees generally, including life, health, disability and dental insurance and participation in our 401(k) plan. We intend to continue to maintain our current benefits for our executive officers. The Compensation Committee in its discretion may revise, amend or add to the executive officers’ benefits and perquisites if it deems it advisable. We do not believe it is necessary for the attraction or retention of executive talent to provide executive officers with a substantial amount of compensation in the form of perquisites. In 2014, no such perquisites were provided.
Post-Employment Severance and Change in Control Benefits
Mr. McGarrity
In the event Mr. McGarrity is terminated for reasons other than for cause, he will be entitled to a lump sum severance payment equivalent to six months’ base salary plus a prorated annual bonus.
Mr. Moody
Mr. Moody voluntarily resigned as Chief Financial Officer on February 11, 2015 and did not receive any severance compensation or benefits.

Dr. Bahk
Dr. Bahk does not have any special severance arrangements. Accordingly, based on our standard policy, upon a termination for cause, without cause, in connection with a change in control or any other reason, Dr. Bahk shall receive his accrued salary, earned bonus, unreimbursed expenses and other entitlements to the date of termination, unless we decide at that time to provide additional severance compensation or benefits.
The post-employment severance benefits for our executive officers are quantified in the “Estimate of Post-Employment Payments” table.
Accounting and Tax Considerations
Effective January 1, 2005, we adopted, on a prospective basis, the fair value provisions of SFAS 123(R), “Share-Based Payment,” or SFAS 123(R). Under SFAS 123(R), the estimated fair value of options granted, net of forfeitures expected to occur during the vesting period, is amortized as compensation expense on a straight line basis over the vesting period of the options.
We generally intend for our executive compensation program to comply with Section 162(m) of the Code, as well as Code Section 409A. The Compensation Committee intends for all compensation paid to the named executive officers to be tax deductible to us pursuant to Section 162(m) of the Code. Under Section 162(m) of the Code, compensation paid to the named executive officers in excess of $1,000,000 cannot be deducted by us for federal income tax purposes, unless such amounts satisfy the performance-based exception to the deduction disallowance.
Section 409A of the Code addresses certain non-qualified deferred compensation benefits payable to our executives and provides that if such benefits do not comply with Section 409A, they will be taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, our executives would be subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. We have generally designed our executive compensation plans and agreements in a manner that complies with Section 409A.
We have granted stock options as incentive stock options in accordance with Section 422 of the Code subject to the volume limitations contained in the Code. Generally, the exercise of an incentive stock option does not trigger any recognition of income or gain to the holder. If the stock is held until at least one year after the date of exercise (or two years from the date the option is granted, whichever is later), all of the gain on the sale of the stock, when recognized for income tax purposes will be capital gain, rather than ordinary income to the recipient. Consequently, we do not receive a tax deduction. For stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise.
Compensation Risk Assessment
In setting compensation, the Compensation Committee considers the risks to the Company’s stockholders and the achievement of its goals that may be inherent in its compensation programs. The Compensation Committee conducted a risk assessment of the Company’s compensation programs, including its executive compensation programs. The Compensation Committee reviewed and discussed its assessment with management and outside legal counsel and concluded that the Company’s compensation programs are within industry standards and are designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company and do not incentivize employees to take unnecessary or excessive risks.

Although a portion of our executives’ and employees’ compensation is performance-based and “at risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to result in a material adverse effect on the Company.
Summary Compensation Table
The following summary compensation table sets forth certain information with respect to compensation for the years ended December 31, 2012, 2013 and 2014 earned by or paid to our Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer as of December 31, 2014, who are referred to as the named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Comp ($)	Total ($)
Michael K. McGarrity, President and Chief Executive Officer (1)	2014	330,000	—	—	—	—	330,000
	2013	330,000	—	1,186,800	1,153,072	—	2,669,872
	2012	298,453	—	—	339,447	—	637,900
J. Roger Moody, Jr., Chief Financial Officer (2)	2014	310,000	—	—	—	—	310,000
	2013	310,000	73,142	323,600	384,357	—	1,091,099
	2012	303,966	—		339,447	—	643,413
Kenneth Bahk, Ph.D., Chief Strategy Officer	2014	310,000	—	—	—	—	310,000
	2013	211,039	—	377,400	576,536	—	1,164,975
	2012	—	—	—	—	—	—

(1)	Mr. McGarrity also served as a director. A director who is an employee does not receive payment for service as a director.
(2)    Mr. Moody resigned as Chief Financial Officer on February 11, 2015.

Grants of Plan-Based Awards
The Compensation Committee established the management incentive bonus program, in which the Compensation Committee establishes performance targets for the named executive officers for the year, the results of which are substantially uncertain at the time they are established. The Compensation Committee retains the right to modify performance targets or apply greater emphasis to some targets over others, in order to more closely align the executive officers’ performance with the operation and strategic priorities of the Company, which can change from year to year and even during the course of any given year. At the end of the every fiscal year, the Compensation Committee assesses the achievement of the performance targets and reports its findings and bonus recommendations to the Board of Directors.
Pursuant to our management incentive bonus program we did not grant cash or equity awards during Fiscal Year 2014.

Outstanding Equity Awards at December 31, 2014
The following table sets forth certain information with respect to outstanding stock option and warrant awards of the named executive officers for the fiscal year ended December 31, 2014.

	Option/ Warrant Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date (1)	Equity Incentive Plan Awards; Number of Unearned Shares That Have Not Vested		Equity Incentive Plan Awards; Market Value of Unearned Shares That Have Not Vested
Michael K. McGarrity	20,000	(2)	—	(2)	$4.50	9/29/2015
	30,000	(3)	—	(3)	$4.50	9/29/2015
	30,000	(3)	—	(3)	$4.50	3/14/2016
	92,000	(2)	—	(2)	$4.50	04/03/2017
	92,000	(3)	—	(3)	$4.50	04/03/2017
	11,000	(2)	—	(2)	$4.50	02/10/2019
	54,000	(3)	36,000	(3)	$6.06	11/25/2019
	125,000	(2)	125,000	(2)	$1.78	02/14/2022
	150,000	(2)	450,000	(2)	$2.69	04/23/2023
							200,000	(4)	$78,420

J. Roger Moody, Jr.	90,000	(2)	—	(2)	$4.50	05/16/2017
	90,000	(3)	—	(3)	$4.50	05/16/2017
	10,000	(2)	—	(2)	$4.50	08/03/2017
	10,000	(3)	—	(3)	$4.50	08/03/2017
	11,000	(2)	—	(2)	$4.50	02/10/2019
	67,500	(3)	45,000	(3)	$6.06	11/25/2019
	125,000	(2)	125,000	(2)	$1.78	02/14/2022
	50,000	(2)	150,000	(2)	$2.69	04/23/2023
							50,000	(4)(5)	$19,605
Kenneth Bahk, Ph.D.	75,000	(2)	225,000	(2)	$2.69	04/23/2023
							50,000	(4)	$19,605
(1)    The expiration date of each incentive stock option occurs ten years after the date of grant.

(2)
The incentive stock options vest in 25% increments beginning on the first anniversary of the date of grant and on each anniversary thereafter, and are subject to accelerated vesting under certain circumstances relating to corporate performance and events.

(3)
The incentive stock options cliff vest on the seventh anniversary of the date of grant. Upon our achievement of certain performance-based milestones, vesting may be accelerated. See “Compensation Discussion and Analysis for Named Executive Officers — Stock Options” for details regarding the milestones.

(4)	The restricted stock grants will be fully vested on June 17, 2015.

(5)	Mr. Moody's restricted stock was forfeited upon his resignation on February 11, 2015.
Option Exercises and Stock Vested at December 31, 2014
The following table sets forth certain information with respect to exercises of stock options and vesting of restricted stock of the named executive officers during the fiscal year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael K. McGarrity	--	--	200,000	$188,000
J. Roger Moody, Jr.	--	--	50,000	$47,000
Kenneth Bahk, Ph.D.	--	--	50,000	$47,000

Arrangements with Named Executive Officers
Michael K. McGarrity.      We entered into an employment agreement dated September 8, 2005 with Mr. McGarrity, in connection with his employment as our Chief Marketing Officer. The employment agreement provides an initial base salary of $235,000 per year, or such greater amount as our Board of Directors may from time to time establish. The agreement also provides Mr. McGarrity with an initial performance bonus opportunity of $90,000 per year. In the event we terminate Mr. McGarrity’s employment for reasons other than cause, Mr. McGarrity will be entitled to a severance payment equal to six months’ base salary plus a prorated calculation of his annual bonus. Since his appointment as CEO, Mr. McGaritty's compensation and bonus has been commensurate with his new position.
J. Roger Moody, Jr.     We entered into an employment agreement dated April 23, 2007 with Mr. Moody, in connection with his employment as our Chief Financial Officer. Mr. Moody voluntarily resigned as Chief Financial Officer on February 11, 2015 and did not receive any severance compensation or benefits.
Ken Bahk, Ph.D.      We entered into an employment agreement dated April 23, 2013 with Dr. Bahk, in connection with his employment as our Chief Strategy Officer. The employment agreement provides an initial base salary of $310,000 per year, or such greater amount as our Board of Directors may from time to time establish. The agreement also provides Dr. Bahk with an initial performance bonus opportunity of $110,000 per year.
In 2014, each of our named executive officers entered into our standard employment agreement, some of which contain severance benefit provisions , and which further include customary provisions relating to the handling of proprietary and confidential information, as well as restrictions on competition and solicitation during the period of employment and for one year after termination.

Estimate of Post-Employment Payments
The following table sets forth the additional amounts that could have been realized by each named executive officer if his employment were to have been terminated as of December 31, 2014 upon the occurrence of any of the termination events described in the table below. Mr. Moody voluntarily resigned as Chief Financial Officer on February 11, 2015 and did not receive any severance compensation or benefits.

Name and Termination Event	Cash Value of Severance Benefits (1)		Excise Tax and Gross-Up	Total Termination Benefits
(in Dollars)
Michael K. McGarrity
Without cause or good reason	495,000	(2)	—	495,000
Disability	—		—	—
Death	—		—	—
Involuntary or good reason after change in control	495,000	(2)	—	495,000
J. Roger Moody, Jr.
Voluntary	—		—	—
Ken Bahk, Ph.D.
Without cause or good reason	—		—	—
Disability	—		—	—
Death	—		—	—
Involuntary or good reason after change in control	—		—	—

(1)	Accrued salary, unreimbursed expenses and other entitlements to the date of termination, including continuation of life, health, disability and dental insurance (collectively, the “Entitlements”).

(2)	Six months’ salary ($165,000), plus a prorated calculation of annual bonus ($330,000), plus Entitlements.
Non-Employee Director Compensation Table
During Fiscal Year 2014, six directors earned cash fees for their services on the Board of Directors. The other director did not receive any cash fees for his services on the Board of Directors, but was entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with his attendance at Board of Directors and board committee meetings. Our non-employee directors were eligible to receive stock options under the 2007 Plan.

Name and Principal Position	Year	Fees Earned or Paid	Option Awards (1)	All Other Compensation	Total
		(in Dollars)
André de Bruin	2014	60,000	102,707	—	162,707
Lorin J. Randall	2014	55,000	102,707	—	157,707
Sheli Z. Rosenberg	2014	82,500	102,707	—	185,207
Michael J. Ward	2014	57,500	102,707	—	160,207
Gene Cartwright, Ph.D.	2014	47,500	102,707	—	150,207
Erik Holmlin, Ph.D.	2014	45,000	102,707	—	147,707
Kristopher A. Wood	2014	—	—	—	—

(1)
The fair value for awards is calculated for option awards, by using the Black-Scholes option pricing model. This value does not reflect estimated forfeitures or awards actually forfeited during the year. The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of the common stock on the date the option is exercised.

On May 29, 2014, the Board of Directors granted options to each of Dr. Cartwright, Mr. Ward, Mr. Randall, Dr. Holmlin, and Mr. de Bruin to purchase 116,712 shares of common stock at the price of $1.35 per share, the fair market value of the shares on the date of grant as calculated in accordance with the 2007 Plan, and vest monthly over one year.
During 2008, the Compensation Committee recommended and the Board of Directors approved a director compensation plan. The director compensation plan applies to independent directors. The director compensation plan generally compensates directors for their service as a member of the Board of Directors through an annual cash award of $40,000, payable quarterly in arrears, and the grants to each such director of options to purchase shares of common stock having an approximate Black-Scholes value of $60,000, which vest monthly over one year. In addition, each director receives a cash award of $7,500 for each year of service on the Compensation Committee and Audit Committee and a cash award of $5,000 for each year of service on the Corporate Governance and Nominating Committee. Committee Chairs receive different cash rewards for each year of service in such capacity, as follows: the Audit Committee Chair receives a cash award of $15,000 for each year of service; the Compensation Committee Chair receives a cash award of $12,500 for each year of service; and the Corporate Governance and Nominating Committee Chair receives $10,000 for each year of service. In 2013, the Board of Directors approved that the Chair of the Board of Directors is entitled to also receive a cash award of $30,000 per year. Additionally, directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has been or is an officer or employee of ours. None of our executive officers serves on the Board of Directors or Compensation Committee of a company that has an executive officer that serves on our board or Compensation Committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or Compensation Committee of that company.
Report of the Compensation Committee
The material in this report is not “solicitation material,” is not deemed filed with the SEC, and is not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

Our Compensation Committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the Chief Executive Officer’s performance in light of those goals and objectives and, determining and approving the Chief Executive Officer’s compensation level based on this evaluation. Our Compensation Committee is also responsible for reviewing and approving the salaries and other compensation of our other executive officers. Each member of our Compensation Committee is independent under the NASDAQ Capital Market listing requirements. The Compensation Committee’s function is more fully described in its charter which has been approved by our Board of Directors. Our Compensation Committee’s charter can be found on our website at http://www.nanosphere.us in the “Investor Relations/Media” section under the heading “Corporate Governance.” Any amendments to this charter will be posted to the website promptly upon adoption by the Compensation Committee.
Our Compensation Committee has reviewed the Compensation Discussion & Analysis with senior management and, based on that review and their discussions, recommends to the Board of Directors that it be included in this Annual Report on Form 10-K/A.
Compensation Committee
Gene Cartwright, Ph.D. (Chair)
André de Bruin
Michael J. Ward

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted Average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by stockholders	$5,327,128	$3.29	$5,382,423
Equity compensation plans not approved by stockholders	—	—	—
Total	$5,327,128	$3.29	$5,382,423

Security Ownership of Certain Beneficial Owners, Directors and Management
Unless otherwise indicated, the following table sets forth, as of February 17, 2015, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of our Common Stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock, (ii) each current director, (iii) each current executive officer and (iv) all executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Nanosphere, Inc., 4088 Commercial Avenue, Northbrook, Illinois 60062.
In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we have deemed outstanding shares of Common Stock subject to options held by that person that are exercisable within 60 days of February 17, 2015. We have not deemed these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
5% Stockholders
Ann Lurie (1)	14,724,737	12.55%
A&B Equity Holdings, LLC (1)	10,182,639	8.68%
Ann and Bob Trust 1 (1)	10,182,639	8.68%

Directors and Named Executive Officers
Michael K. McGarrity (2)	1,142,348	*
Kenneth Bahk, Ph.D. (3)	175,000	*
Ann Wallin	56,688	*
André de Bruin (4)	315,581	*
Gene Cartwright, Ph.D. (5)	142,274	*
Erik Holmlin, Ph.D. (6)	119,074	*
Lorin J. Randall (7)	283,581	*
Michael J. Ward (8)	126,123	*
Kristopher A. Wood	0	*

All executive officers and current directors as a group (9 persons) (9)	2,360,669	1.98%
*    Represents less than 1% of the outstanding shares of common stock.

(1)
Ann Lurie is (i) the manager of A&B Equity Holdings, LLC (“A&B Equity”), which is the record owner of 10,182,639 shares of Common Stock; (ii) the trustee of the Ann and Bob Trust 1 (the “AB Trust”), which is the Managing Member of A&B Equity; (iii) the president and sole director of Lurie Investments, Inc. (“LII”), which is the record owner of 74,324 shares of Common Stock; (iv) the sole trustee of trusts owning 100% of LFT Partnership (“LFT”), which is the record owner of 1,635,904 shares of Common Stock; (v) co-trustee of AOQ Trust, which is the record owner of 2,708,979 shares of Common Stock; (vi) the president and director of the Ann and Robert H. Lurie Foundation (the “Foundation”), which is the record owner of 112,891 shares of Common Stock and (vii) the trustee of the Ann Lurie Revocable Trust ( “ALRT”), which is the record owner of 10,000 shares of Common Stock. Ms. Lurie may be deemed to indirectly beneficially own shares of the Company’s common stock that are directly or indirectly beneficially owned by each of A&B Equity, the AB

Trust, LII, LFT, AOQ Trust, the Foundation and ALRT. Ms. Lurie disclaims beneficial ownership of the shares held by the foregoing entities, except to the extent of her pecuniary interest therein. The address for each of the foregoing entities is c/o Lurie Holdings, Inc., 2 N. Riverside Plaza Suite 1240 Chicago, Illinois 60606. Share information is furnished in reliance on the Schedule 13D/A of Lurie Investment Fund, L.L.C. filed with the SEC on April 9, 2014.

(2)	Includes options to purchase 666,500 shares of common stock that are exercisable within 60 days.

(3)	Includes options to purchase 75,000 shares of common stock that are exercisable within 60 days.

(4)	Includes options to purchase 312,581 shares of common stock that are exercisable within 60 days.

(5)	Includes options to purchase 119,074 shares of common stock that are exercisable within 60 days.

(6)	Includes options to purchase 119,074 shares of common stock that are exercisable within 60 days.

(7)	Includes options to purchase 283,581 shares of common stock that are exercisable within 60 days.

(8)	Includes options to purchase 126,123 shares of common stock exercisable within 60 days.
(9)    Includes options to purchase 1,701,933 shares of common stock exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters and Certain Control Persons
Policies and Procedures for Related Party Transactions
Our Audit Committee charter provides that our Audit Committee must review and approve in advance any related party transaction. All of our directors, officers and employees are required to report to our Audit Committee any such related party transaction for approval prior to its completion. In approving or rejecting a proposed related party transaction, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction and the impact on a director’s independence. Our Audit Committee shall approve only those related party transactions that, in the light of known circumstances, are consistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. A related party transaction includes any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds $120,000, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person.
In addition, any related person transaction previously approved by the Audit Committee or otherwise already existing that is ongoing in nature will be reviewed by the Audit Committee on an ongoing basis to ensure that such related person transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and that all required disclosures regarding the related person transaction are made. No such transactions were approved during fiscal 2014.
Registration Rights
Pursuant to an agreement between us and certain of our stockholders, we have granted the following demand registration rights to AOQ Trust, Alfa-Tech, LLC, Lurie Investment Fund, LLC, Lurie Investments, Inc. and their respective affiliates. Bain Capital Venture Fund 2005, L.P., Brookside Capital Partners Fund, L.P., and their respective affiliates and other stockholders, Mr. William P. Moffitt, III our former Chief Executive Officer and a former member of our Board of Directors, and Sheli Rosenberg and Dr. Chad Mirkin, each a former member of our Board of Directors, are parties to the this agreement, but do not have the right to demand registration. At any time after the earlier to occur of (1) 120 days after the closing of our initial public offering, which occurred on November 6, 2007, or (2) April 1, 2010:

•
Long-Form Registrations. Stockholders holding at least 20% of the then outstanding shares of our common stock that are subject to the registration rights agreement, which we refer to as registrable securities, have the right to demand that we file a registration statement under the Securities Act on Form S-1 or any similar long-form registration covering their registrable securities. However, we are not obligated to file a long-form registration statement on more than three occasions upon the request of our stockholders.

•
Short-Form Registrations. Stockholders holding at least 10% of the then outstanding registrable securities have the right to demand that we file a registration statement on Form S-3 or any similar short-form registration covering their registrable securities, provided that such short-form registration is then available to us under applicable law. Such stockholders are entitled to request an unlimited number of short-form registrations.

If our Board of Directors believes in its reasonable good faith that any demand registration would require premature disclosure of a proposal or plan that we intend to undertake, and such disclosure would have a material adverse effect on us, then we may delay the registration once in any twelve month period for up to 90 days. Moreover, if the demand registration is an underwritten offering, we may reduce the number of shares of our registrable securities to be registered upon the advice of the underwriters that such offering exceeds the number of securities that can be sold in an orderly manner within an acceptable price range. If shares of our stock requested to be included in a registration must be excluded pursuant to the underwriters’ advice, we will generally register a pro rata portion of the shares requested to be registered.
Under the piggyback registration provisions, if we propose to register any securities under the Securities Act, other than pursuant to a demand registration, and the registration form to be used may be used for the registration of registrable securities, stockholders holding such registrable securities have the right to include their shares in the registration statement. However, if the registration is an underwritten offering, we may reduce the number of shares to be registered under the piggyback registration provisions upon the advice of the underwriters that such offering exceeds the number of securities that can be sold in an orderly manner within an acceptable price range. If shares of our stock requested to be included in a registration must be excluded pursuant to the underwriters’ advice, we will generally register a pro rata portion of the shares requested to be registered under the piggyback registration provisions. The piggyback registration rights granted under the registration rights agreement have no expiration date. All of these piggyback registration rights have been waived in connection with the filing of the registration statement of which this prospectus is a part.
Expenses of Registration. We will generally pay all registration expenses in connection with the demand and piggyback registrations described above, including all registration and filing fees, expenses and fees of compliance with securities laws, and fees and disbursements of all counsel, independent certified public accountants, underwriters (excluding discounts and commissions) and other persons retained by us. We will also pay the reasonable fees and disbursements of one counsel chosen by the selling stockholders in each demand or piggyback registration.
Transferability. The demand and piggyback registration rights described above are generally transferable to any subsequent holder of registrable securities.
Independence of Directors

Current directors Gene Cartwright, Ph.D., André de Bruin, Erik Holmlin, Ph.D., Lorin J. Randall, Michael J. Ward and Kristopher A. Wood are “independent” in accordance with the rules of the NASDAQ Capital Market.

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP in fiscal years 2013 and 2014. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP during the years ended December 31, 2013 or 2014.

	Fiscal Year 2013	Fiscal Year 2014
Audit Fees(1)	$400,565	$424,440
Audit-Related Fees(2)	2,000	2,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$402,565	$426,440

(1)
Audit Fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and internal control over financial reporting and review of the quarterly financial statements, including certain accounting consultations in connection with the audit, consents, comfort letters and out-of-pocket expenses.

(2)	Audit-Related Fees consist of fees billed for a subscription to the Deloitte & Touche LLP Technical Library.
All work performed by Deloitte & Touche LLP as described above has been approved by the Audit Committee prior to Deloitte & Touche LLP’s engagement to perform such service. The Audit Committee pre-approves on an annual basis the audit, audit-related, tax and other services to be rendered by Deloitte & Touche LLP based on historical information and anticipated requirements for the following fiscal year. To the extent that our management believes that a new service or the expansion of a current service provided by Deloitte & Touche LLP is necessary, such new or expanded service is presented to the Audit Committee or one of its members for review and approval.
PART IV.

Item 15. Exhibits

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

NANOSPHERE, INC.
By:	/s/ Michael McGarrity
Michael McGarrity
President and Chief Executive Officer

By:	/s/ Ann Wallin
Ann Wallin
Interim Chief Financial Officer, Treasurer
Date: April 2, 2015