Form 10-Q
period 2015-03-31
NANOSPHERE INC
filed 2015-05-12
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 12, 2015 was 5,863,193

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Condensed Balance Sheets
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$14,224	$21,053
Accounts receivable - Net of allowance for doubtful accounts	3,383	4,292
Inventories	10,240	9,387
Other current assets	833	380
Total current assets	28,680	35,112
Property and Equipment - Net of accumulated depreciation	4,923	5,072
Intangible Assets - Net of accumulated amortization	1,998	2,080
Other Assets	162	183
Total Assets	$35,763	$42,447
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,592	$1,827
Accrued compensation	1,508	943
Other current liabilities	3,196	3,173
Long-term debt – current portion	8,916	9,824
Total current liabilities	16,212	15,767
Total liabilities	16,212	15,767
Stockholders' Equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 5,863,193 shares and 5,866,318 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	59	59
Additional paid-in capital	448,685	448,281
Warrants to acquire common stock	246	246
Accumulated deficit	(429,439)	(421,906)
Total stockholders’ equity	19,551	26,680
Total Liabilities and Stockholders' Equity	$35,763	$42,447
See notes to condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Operations and Comprehensive Loss
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014
Revenue:
Product sales	$4,618	$3,283
Total revenue	4,618	3,283
Costs and Expenses:
Cost of sales	2,486	2,023
Research and development	3,640	5,221
Sales, general, and administrative	5,226	5,644
Restructuring costs	513	—
Total costs and expenses	11,865	12,888
Loss from operations	(7,247)	(9,605)
Other Income (Expense):
Interest expense	(287)	(368)
Interest income	1	3
Total other income/ (expense)	(286)	(365)
Net Loss and Comprehensive Loss	$(7,533)	$(9,970)
Net loss per common share - basic and diluted	$(1.29)	$(2.60)
Weighted average number of common shares outstanding - basic and diluted	5,842	3,836
See notes to condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(7,533)	$(9,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417	576
Amortization	82	82
Amortization of financing costs, accretion of debt discount and other	66	83
Share-based compensation	403	874
Provision for doubtful accounts	102	87
Restructuring costs	513	—
Changes in operating assets and liabilities:
Accounts receivable	807	341
Inventories	(861)	(1,273)
Other current assets	(453)	(382)
Accounts payable	777	684
Accrued and other current liabilities	49	465
Net cash used in operating activities	(5,631)	(8,433)
INVESTING ACTIVITIES:
Purchases of property and equipment	(271)	(690)
Net cash used in investing activities	(271)	(690)
FINANCING ACTIVITIES:
Payments on debt	(927)	—
Proceeds from stock option exercise	—	652
Net cash (used in) / provided by financing activities	(927)	652
Net (decrease) / increase in cash and cash equivalents	(6,829)	(8,471)
Cash and cash equivalents - Beginning of period	21,053	41,467
Cash and cash equivalents - End of period	$14,224	$32,996
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$8	$78
Capital expenditures included in accounts payable	—	315
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	222	278
See notes to condensed financial statements.

Nanosphere, Inc.
Notes to Condensed Financial Statements
As of March 31, 2015 and
For the Three Month Periods Ended March 31, 2015 and 2014
(Unaudited)
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation — The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these condensed financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013, and was less than $0.1 million during each of the three month periods ended March 31, 2015 and 2014, respectively.
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
Fair Value of Financial Instruments - The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. Fair value of debt was $8.7 million and $9.8 million at March 31, 2015 and December 31, 2014, respectively.
Reverse Stock Split - On April 7, 2015, the Company's Board of Directors and shareholders approved a 20-to-1 reverse split of the Company's issued and outstanding common stock, effective at the close of business on April 8, 2015. The effect of this event has been reflected in all the share quantities and per share amounts in these financial statements. The shares of common stock authorized remained at 150 million and retained a par value of $0.01.
New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known (and reasonably knowable) at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company currently discloses its uncertainty about its ability to continue as a going concern. The Company does not expect the adoption of ASU No. 2014-15 to have a material impact on its disclosures or its consolidated financial statement.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. The new standard will be effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The Company is currently evaluating the impact of adopting this guidance.
2. Liquidity and Capital Resources
As of March 31, 2015, the Company has incurred net losses attributable to common stock of $429.4 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company had cash and cash equivalents of $14.2 million as of March 31, 2015 and net cash used in operating activities of $5.6 million for the three months period ended March 31, 2015.
In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC and concurrently the Company drew down $12 million of the facility.
Subsequent to the end of our first quarter, on May 7, 2015, the Company entered into a commitment letter (“Commitment Letter”) with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding, LLC, and SWK Funding LLC, as lenders (together, the “New Lenders”) providing for a commitment by the New Lenders to advance term loans in an aggregate amount of up to $30 million (the “Loan”) to the Company. NSPH Funding LLC also agreed to act as agent under the loan facility (the “Collateral Agent”) . Pursuant to the Commitment Letter, and subject to the conditions precedent established therein, the Company, the New Lenders, and the Collateral Agent agreed to enter into a Loan and Security Agreement (the “2015 Loan Agreement”) and other definitive loan documents. The New Lenders’ commitment is subject to the receipt by the Company of at least $4.0 million in net proceeds from an equity financing prior to the closing of the 2015 Loan Agreement, and satisfaction of certain other conditions precedent customary for senior secured loan facilities of this type set forth in the 2015 Loan Agreement (which is in substantially final draft form as of the date hereof, and attached as an exhibit to the Commitment Letter ). The New Lenders’ obligations under the Commitment Letter expire on May 29, 2015, unless the 2015 Loan Agreement comes into effect on or prior to such date pursuant to the terms of the Commitment Letter.
Under the 2015 Loan Agreement, the Company will initially draw down $20 million of the Loan. The Company is required to maintain a minimum of $3.0 million in accounts that are subject to a control agreement in favor of the Collateral Agent (which minimum amount will be increased to $4.0 million after the earlier of the funding of the second tranche of the Loan or March 31, 2016). The remaining $10 million of the New Lenders’ commitment (the “Second Advance”) can be drawn upon satisfaction of certain other conditions on or before the first anniversary of the closing date of the 2015 Loan Agreement (the “Closing Date”) including the Company achieving trailing six month revenue of at least $12 million during any consecutive six month period; and the Company selling no less than 100 cumulative new units during any 12 month period starting January 1, 2015. There can be no assurance that the Company will achieve the foregoing requirements in order to be able to draw the Second Advance. Under the 2015 Loan Agreement, the Company will pay interest only (the “Interest Only Period”) on a quarterly basis until the earlier of (i) three years from the Closing Date or (ii) the Company’s failure to satisfy a ratio of certain expenses to gross profit as set forth in the 2015 Loan Agreement. At the conclusion of the Interest Only Period, the Company will be required to repay a portion of the outstanding principal and all accrued interest on a quarterly basis through the maturity date of the Loan depending on certain revenue thresholds established under the Loan Agreement, but subject to certain caps on the principal amount to be paid per fiscal quarter as established under the Loan Agreement.
The term of the Loan (including the second tranche, if advanced) is six years, or earlier if the Company fails to satisfy a ratio of certain expenses to gross profits or if an event of default occurs, all as set forth in the 2015 Loan Agreement. Interest on the Loan will accrue at a rate of 11.50% per annum plus the greater of (i) 1.00% or (ii) LIBOR. The interest rate will increase by

5.00% upon the occurrence and during the continuation of an event of default under the 2015 Loan Agreement. A facility fee for the Loan of $0.45 million will be due upon execution of the Loan Agreement. A final fee equal to 5.00% of the aggregate principal amount of the Loan funded (without regard to prepayments during the term of the Loan) at such time will be due upon any repayment of the Loan or acceleration of the Loan. In the event that the Loan is prepaid or accelerated for any reason prior to the third anniversary of the Closing Date, a prepayment fee equal to 2.00% of the principal amount prepaid (if prior to the first anniversary of the Effective Date) or 1.00% (if after the first anniversary but prior to the third anniversary of the Closing Date) is also payable. The Loan is secured by substantially all of the assets of the Company, including, without limitation, the Company’s intellectual property.
The 2015 Loan Agreement includes a covenant that the Company must raise at least $6.0 million in net proceeds from either equity financings or licensing or strategic partnership transactions within eight months following the Closing Date. The 2015 Loan Agreement also includes customary negative covenants that restrict the Company from incurring additional debt or disposing of material assets (except for sales in the ordinary course). The 2015 Loan Agreement also provides for customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; violation of covenants (including the covenant to raise $6.0 million in capital discussed above); and bankruptcy or insolvency of the Company. If an event of default occurs under the 2015 Loan Agreement, the entire outstanding balance would become immediately due and payable upon notice in certain instances from the Collateral Agent or New Lenders (or on an automatic basis in the event of a bankruptcy or insolvency event).
If the 2015 Loan Agreement is entered into, as consideration for the funding of the Loan and the New Lenders’ commitment thereunder, the Company will issue warrants to the New Lenders to acquire an aggregate of up to 1,000,000 shares of common stock, par value $0.01 (the “Common Stock”) with an exercise price of $0.01 per share and an expiration date that is ten years from the date of the 2015 Loan Agreement (the “Warrants”). The Warrants can be settled in shares of our common stock by cashless exercise in lieu of payment of the exercise price at the option of the New Lenders. The Warrants will be issued in reliance upon the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based in part upon representations to be made by the New Lenders to the Company that they are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act. The Warrants and the shares of Common Stock issuable upon exercise of the Warrants Shares have not been registered under the Securities Act, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No underwriting discounts or commissions or similar fees are payable in connection with the issuance of the Warrants.
If the 2015 Loan Agreement is entered into, in connection with the issuance of the Warrants, the Company will enter into a Registration Rights Agreement with the New Lenders pursuant to which the Company will be required to file one or more registration statements with the SEC to register the resale by the New Lenders and their permitted transferees of shares of Common Stock issuable to them upon exercise of the Warrants and use its reasonable best efforts to maintain the effectiveness of such registration statement(s).
If the 2015 Loan Agreement is entered into, concurrently therewith, the Company will terminate its existing debt facility with Silicon Valley Bank and Oxford Finance, LLC (the “Prior Lenders”) and repay approximately $8.9 million in full satisfaction of all outstanding liabilities and obligations to the Prior Lenders under the Loan and Security Agreement dated May 6, 2013 by and between the Company and the Prior Lenders (the “2013 Loan Agreement”).
There can be no assurance that the Company will achieve these milestones or be able to draw the remaining $10 million under the 2015 Loan Agreement.
On May 11, 2015, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with a dedicated healthcare institutional investor in a registered direct offering (the "Offering") for $4.4 million of convertible preferred stock (which are convertible into a total of 1,168,659 shares of common stock at a conversion price of $3.765) and warrants to purchase shares of common stock exercisable for up to 1,168,659 additional shares of common stock, in the aggregate. The warrants have an exercise price of $3.65 per share and are exercisable for 5 years commencing six months from the closing date. The preferred stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. The preferred stock has a limitation on conversion into common stock to preclude the holder from acquiring beneficial ownership of more than 4.99% of our outstanding common stock, which may be increased to 9.99% in certain circumstances. Net proceeds from the sale of the shares of convertible preferred stock and warrants after placement agent fees and other offering expenses are expected to be approximately $4.0 million. The Company intends to use the proceeds of the offering for general corporate purposes and working capital. Under the terms of the Purchase Agreement, the Company is restricted from selling equity securities for the first 150 days following the closing, subject to certain exceptions. This restriction shall lapse if the Company's common stock achieves a volume weighted average price of least $6 per share with an average daily trading volume of at least $250,000 for any period of 20 consecutive trading days.

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
3. Net Loss Per Common Share
Basic and diluted net loss, per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three month periods ended March 31, 2015 and 2014. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three month periods ended March 31, 2015 and 2014 excluded 19,500 and 51,800 shares of restricted stock, respectively (see Note 4). While these restricted shares of stock are included in outstanding shares on the condensed balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three month periods ended March 31, 2015 and 2014 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Three Month Periods Ended March 31,
	2015	2014
Restricted stock	19,500	51,800
Stock options	246,618	270,977
Common stock warrants	6,801	6,801
	272,919	329,578
4. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), the Nanosphere, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Nanosphere, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan,” and together with the 2000 Plan and the 2007 Plan, the “Plans”). Upon adoption of the 2014 Plan at the Company’s annual meeting of shareholders on May 28, 2014, the 2000 Plan and 2007 Plan were terminated. The Plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20%-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 14% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the three months ended March 31, 2015 were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected volatility	78.00%
Risk free interest rate	1.58%
Weighted-average expected option life in years	6.00
Estimated weighted-average fair value on the date of grant based on the above assumptions	$3.38
Estimated forfeiture rate for unvested options	1.10%
The expected volatility for option awards granted in 2015 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over four years of service is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option.
Total compensation cost recognized for all stock option awards was $0.2 million and $0.3 million in the three month periods ended March 31, 2015 and 2014 respectively.
As of March 31, 2015, the total compensation cost not yet recognized related to the non-vested stock option awards is approximately $1.1 million, which is expected to be recognized over the next three years, with a weighted average term of 1.5 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice, the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of March 31, 2015, for the three month period ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value of Options
Outstanding - January 1, 2015	266,356	$73.20
Granted	445	$5.00
Exercised	—	$—
Expired	(120)	$100.12
Forfeited	(20,063)	$54.00
Outstanding - March 31, 2015	246,618	$66.60	5.73	$24,923
Exercisable - March 31, 2015	188,146	$70.40	5.08	$—
Vested and Expected to Vest - March 31, 2015	242,003	$66.60	5.73	$24,650
No options were exercised in the three months ended March 31, 2015, and 23,375 options were exercised in the three months ended March 31, 2014.
Included in the number of options outstanding at March 31, 2015 are 35,057 options with a weighted average exercise price of $103.60 per share, which have accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three months ended March 31, 2015 and 2014, was $0.9 million and $1.4 million, respectively.
A summary of the restricted shares activity under the plans as of March 31, 2015, for the three month period ended is presented below:

Restricted Stock	Number of Shares
Outstanding - January 1, 2015	29,175
Granted	—
Vested	(6,550)
Forfeited	(3,125)
Outstanding - March 31, 2015	19,500
The restricted shares vest on various dates between May 15, 2015 and October 29, 2017 and are subject to forfeiture until vested. The Company recognized $0.2 million and $0.6 million of restricted stock compensation expense during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total compensation cost not yet recognized related to the non-vested restricted stock awards was approximately $0.1 million; this amount is expected to be recognized over a weighted average term of approximately 0.8 year.
5. Stockholders’ Equity
On September 19, 2014, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying the Company that, for the prior 30 consecutive business days, the bid price of the Company's common stock was not maintained at the minimum $1.00 per share as required for continued listing on The NASDAQ Global Market. In October 2014, the Company transferred the listing of its common stock to the NASDAQ Capital Global Market, and on April 8, 2015 effected a 20-to-1 reverse split of its common stock.
The Company's common stock has had a minimum bid price of at least $1.00 every trading day subsequent to the company effecting the reverse stock split. On April 23, 2015, the Listing Qualifications Department of The NASDAQ Stock Market notified the Company, that the Company has regained compliance with Listing Rule 5450(a)(1).
6. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of March 31, 2015 and December 31, 2014 comprise the following (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$3,263	$(1,502)	$1,761	$3,263	$(1,432)	$1,831
Patents	455	(218)	237	455	(206)	249
Total	$3,718	$(1,720)	$1,998	$3,718	$(1,638)	$2,080
Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected in the table below is based on licenses for which the licensed technology is being used as of March 31, 2015.
Amortization expense for intangible assets was less than $0.1 million for the three month periods ended March 31, 2015 and 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2015 (April 1 to December 31)	$240
2016	322
2017	309
2018	293
2019	211
Thereafter	623

7. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of March 31, 2015, the Company has paid aggregate initial license fees of $3.7 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 6). Certain license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in 2015, and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.
8. Commitments and Contingencies
In November 2013, the Company exercised its renewal option on the lease at its corporate headquarters, and the lease term was extended to May 2017. Rent and operating expenses associated with the office and laboratory space were $0.4 million each for the three month periods ended March 31, 2015, and 2014, respectively.
On January 1, 2015 the Company was leasing 40,749 square feet of space for its administrative, executive, research and development, and manufacturing functions. On February 16, 2015, the Company exercised an option under its lease to acquire an additional 7,721 square feet of space at its corporate headquarters to expand its manufacturing facility, now leasing a total of 48,470 square feet.
With this additional space, the annual future minimum obligations for the operating leases as of March 31, 2015, are as follows (in thousands):

Years Ending December 31	Operating Lease (in thousands)
2015 (April 1 to December 31)	$389
2016	572
2017	243
Total minimum lease payments	$1,204
9. Restructuring Costs
In January 2015, the Company eliminated certain full time positions, and recorded a restructuring expense of $0.5 million for severance. The Company will pay the remaining severance through September 2015. The table below shows the provision, which is included in other current liabilities in the balance sheet, and payments made through March 31, 2015:

	Three Months Ended March 31, 2015
	Cost	Payments	Balance
Provision for Restructure (in thousands)	$513	$(266)	$247

10. Subsequent Events
On September 19, 2014, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying the Company that, for the prior 30 consecutive business days, the bid price of the Company’s common stock was not maintained at the minimum $1.00 per share as required for continued listing on The NASDAQ Global Market. In October 2014, the Company transferred the listing of its common stock to the NASDAQ Capital Market, and on April 8, 2015 effected a 20-to-1 reverse split of its common stock. The Company’s common stock has had a minimum bid price of at least $1.00 every trading day subsequent to the Company effecting the reverse stock split. On April 23, 2015, the Listing Qualifications Department of The NASDAQ Stock Market notified the Company, that the Company has regained compliance with Listing Rule 5450(a)(1).

On May 11, 2015, the Company announced that it had entered into a commitment letter for a new $30 million loan facility on May 7, 2015 and entered into definitive documents on May 11, 2015 for a registered direct offering of convertible preferred stock and unregistered common stock warrants for aggregate net proceeds to the company of approximately $4.0 million. See "Note 2 - Liquidity and Capital Resources" for a description of these transactions.
11. Supplemental Financial Information

Inventories (in thousands):	March 31, 2015	December 31, 2014
Raw materials	$3,339	$3,041
Work-in-process	210	162
Finished goods	6,691	6,184
Total Inventories	$10,240	$9,387

Accounts Receivable (in thousands):	March 31, 2015	December 31, 2014
Accounts receivable	$3,572	$4,379
Allowance for doubtful accounts	(189)	(87)
Accounts receivable - net	$3,383	$4,292

Property and Equipment (in thousands):	March 31, 2015	December 31, 2014
Total property and equipment - at cost	$21,152	$23,696
Less accumulated depreciation	(16,229)	(18,624)
Property and equipment - net	$4,923	$5,072

Other Current Liabilities (in thousands):	March 31, 2015	December 31, 2014
Accrued clinical trial expenses	$1,471	$1,858
Accrued license fees	45	65
All other	1,680	1,250
Total other current liabilities	$3,196	$3,173

	Three Month Periods Ended March 31,
Product Reporting:	2015	2014
Revenues:
Instruments	$703	$559
Consumables	3,915	2,724
Total revenues	$4,618	$3,283

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	our inability to manage our anticipated growth, constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand;

•	the adequacy of our response to the U.S. Food and Drug Administration (“FDA”) warning letter that we received on January 22, 2015;

•	our ability to retain and attract senior executives and key scientific and technical personnel to execute our business plan;

•	our ability to continue as a going concern; and

•	those set forth under “Risk Factors” in our Annual Report on Form 10-K, as amended from time to time under “Risk Factors” in our Quarterly Reports on Form 10-Q.

These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented or amended from time to time under “Item 1A.—Risk Factors” in our Quarterly Reports on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

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
Our test menu is designed to provide hospitals with the following benefits:

1.	save lives by identifying pathogens and appropriate treatment faster;

2.	reduce medical spending by accelerating appropriate treatment; and

3.	reduce antibiotic resistance growth by avoiding unnecessary treatments.

The Verigene System is comprised of a microfluidics processor, a touchscreen reader, certain disposable consumables used in sample preparation, target amplification and test cartridges. Certain assays, such as the Warfarin metabolism and hypercoagulation tests, were cleared by the U.S. Food and Drug Administration ("FDA") for use with the original Verigene System processor (the "Original Processor"). Subsequently, we developed and launched a second generation Verigene System processor (the "Processor SP") that handles the same processing steps as the Original Processor and incorporates sample preparation as well as test amplification. Some of our current customers continue to use the Original Processor for hypercoagulation testing . We are developing a next generation platform ("Atlas") that increases the throughput and further automates the functionality of the Processor SP. The next generation system combines the reader with the processor and eliminates the consumables used in sample preparation and target amplification thus reducing processing steps for the technician. At this time, we believe our instrument inventory levels are sufficient to meet demand. Although this new instrument platform is in development, we closely monitor inventory levels and forecasted sales to manage our investment to meet demand while managing the risk of obsolete inventory. A significant portion of our inventory is instruments held at outside customers for evaluation prior to purchase. These instruments may not convert to sales and may be returned to the Company. If returned, these instruments are refurbished and remain available for sale inventory. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demands and market conditions. If actual future demands or market conditions are less favorable than those projected by management, inventory writedowns may be required.
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
Nanosphere has developed and is continuing to develop bloodstream infection panels for the earlier detection of specific bacteria and resistance markers present in patients with bloodstream infections. These panels include gram-positive, gram-negative and yeast pathogens as well as resistance markers. These assays are designed to enable physicians to detect bacterial strains infecting patients and thus prescribe the most appropriate antibiotic regimen within 2.5 hours after positive blood culture and Gram strain identification rather than after several days, which is typical for current traditional culture assays. The sensitivity and specificity of bloodstream infection tests enable clinicians to make better therapeutic decisions sooner, thus improving patient outcomes and reducing costs. Multiple treatments are often initiated before these current traditional assays are complete. This early detection capability also allows patients to avoid unnecessary treatments that may expose them to serious side effects. The first bloodstream infection panel developed was for the detection of gram-positive organisms (BC-GP) that represent approximately 65% of bloodstream infections. In June 2012, we received a de novo 510(k) clearance, representing the first ever molecular bloodstream infection test to market the full BC-GP panel. In January 2014, we received 510(k) clearance for our gram-negative ("BC-GN") assay representing approximately 35% of bloodstream infections. A BC-Y panel aimed at yeast and fungal organisms involved in blood stream infections is in development.
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
Human and Pharmacogenetic Assays
Hospitals need faster, less expensive and easier-to-use human and pharmacogenetic tests that can be run for single patient at the point-of-care. Our Verigene System and human and pharmacogenetic test menu address these needs. Pharmacogenomics is an emerging subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to perform these tests.
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
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $7.5 million for the three month period ended March 31, 2015 and $10.0 million for the same period in 2014. As of March 31, 2015, we had an accumulated deficit of approximately $429.4 million. Our operations to date have been funded principally through capital contributions from investors in six underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%. As of March 31, 2015, we owed approximately $8.9 million under this loan facility.
On May 11, 2015, the Company announced that it had entered into a commitment letter for a new $30 million loan facility on May 7, 2015 and entered into definitive documents on May 11, 2015 for a registered direct offering of convertible preferred stock and unregistered common stock warrants for aggregate net proceeds to the company of approximately $4.0 million. See "Note 2 - Liquidity and Capital Resources" for a description of these transactions.
Revenue
Product sales revenue is derived from the sale or rental of the Verigene System, including test instruments and cartridges and related products sold to hospitals and commercial laboratories. Our marketing efforts are focused on driving product sales, and we have observed that initial customer validation and implementation of our Blood-Culture assays have averaged between nine and twelve months.
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
Three Month Period Ended March 31, 2015 Compared to the Three Month Period Ended March 31, 2014
Revenues
Revenues were $4.6 million for the three months ended March 31, 2015, as compared to $3.3 million for the same period in 2014. This 41% increase in revenue was driven primarily by an increase in our test cartridge menu to our U.S. microbiology customers. There were approximately 30 customer placements during the first quarter of 2015.
Cost of Sales
Cost of sales increased to $2.5 million for the three months ended March 31, 2015 from $2.0 million for the same period in 2014. This 23% increase in cost was due primarily to increased cartridge sales during the first quarter of 2015.
Gross Margin
Gross margins increased to 46% in the three months ended March 31, 2015 from 38% in the same period of 2014 driven primarily by improved pricing for raw material of our consumables coupled with a reduction in our license expenses due to the expiration of certain agreements.
Research and Development Expenses
Research and development expenses were $3.6 million for the three months ended March 31, 2015 compared to $5.2 million for the same period in 2014. This decrease was primarily due to the reduction in staffing and associated travel expenses. Clinical trials expenses were higher in the first quarter of 2014 due to the clinical study work associated with our Enteric panel.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased slightly in the three months ended March 31, 2015 to $5.2 million compared to $5.6 million in the same period in 2014. This is primarily due to staffing reduction coupled with lower stock compensation expense due to forfeitures.

Restructuring Expenses
Restructuring expense of $0.5 million was recognized in the three months ended March 31, 2015, related to severance costs associated with the reduction in workforce that occurred in January 2015, during which time the Company eliminated certain full time positions and is required to pay severance through September 2015.
Liquidity and Capital Resources
From our inception in December 1999 through March 31, 2015, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, $18.5 million from our October 2014 offering and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2015, we had an accumulated deficit of approximately $429.4 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
We do not anticipate achieving positive operating cash flow in at least the next twelve months. After giving effect to our recent reduction in force in January 2015, the elimination of certain open positions as of December 31, 2014, our convertible preferred and common stock warrant offering that we expect to complete on May 14, 2015, our new loan facility that we expect to close on or about May 14, 2015 and the concurrent termination of our loan facility with Silicon Valley Bank and Oxford Finance, LLC, our current and anticipated cash resources will likely be insufficient to support currently forecasted operations beyond the next six months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. In addition, under the terms of our new loan facility, we must raise at least $6 million in net proceeds from either equity financings or licensing or strategic partnership transactions within eight months following the closing date of the loan, and the failure to raise such $6 million would be an event of default under the loan. Under the terms of the purchase agreement for our convertible preferred stock and common stock warrant offering, the Company is restricted from selling equity securities for the first 150 days following the closing, subject to certain exceptions. This restriction shall lapse if the Company's common stock achieves a volume weighted average price of least $6 per share with an average daily trading volume of at least $250,000 for any period of 20 consecutive trading days.
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
There is no certainty that we would be able to obtain any of the additional debt or equity financing on commercially reasonable terms or at all, and we may continue to evaluate a full range of potential strategic alternatives. Additional equity funding could be dilutive to existing stockholders. If we fail to obtain the necessary debt or equity financing when needed, we may not be able to execute our planned development and commercialization efforts, which would have a material adverse effect on our growth strategy and our results of operations and financial condition. If we are unable to generate sufficient capital from operations or raise additional funds, we will need to do one or more of the following:

•	delay, scale-back or eliminate research and development of some or all of assays or the next generation Verigene System;

•	license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•	accelerate our exploration of strategic alternatives, including attempting to sell our company which could then be on disadvantageous terms;

•	cease operations; or

•	file for bankruptcy
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
As of March 31, 2015, we had $14.2 million in cash and cash equivalents as compared to $21.1 million at December 31, 2014, a decrease of $6.9 million. The decrease in cash and cash equivalents was principally due to the use of cash in operating activities. The primary driver was the $7.5 million net loss offset with accounts receivable collections. Net cash used in operating activities decreased $2.8 million from $8.4 million to $5.6 million for the three months ended March 31, 2014 and 2014, respectively. This reduction is mainly due to increased revenue, improved inventory and cash management, including the timeliness of collections of accounts receivables.
Net cash used in investing activities was $0.3 million for the three ended March 31, 2015, compared to $0.7 million for the same period in 2014 due to reduced capital expenditures.
There was $0.9 million use of cash by financing activities for the three months ended March 31, 2015 compared to $0.7 million of cash provided by financing activities for the same period in 2014. This use of cash was to pay down our debt.
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
Nasdaq Listing
On September 19, 2014, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying the Company that, for the prior 30 consecutive business days, the bid price of the Company’s common stock was not maintained at the minimum $1.00 per share as required for continued listing on The NASDAQ Global Market. In October 2014, the Company transferred the listing of its common stock to the NASDAQ Capital Market and on April 8, 2015 effected a 20-to-1 reverse split of its common stock. The Company’s common stock has had a minimum bid price of at least $1.00 every trading day subsequent to the Company effecting the reverse stock split. On April 23, 2015, the Listing Qualifications Department of The NASDAQ Stock Market notified the Company, that the Company has regained compliance with Listing Rule 5450(a)(1).
Contractual Obligations and Commitments
On January 1, 2015, the Company was leasing 40,749 square feet of space for its administrative, executive, research and development, and manufacturing functions. On February 16, 2015, the Company exercised an option under its lease to acquire an additional 7,721 square feet of space at its corporate headquarters to expand the manufacturing facility, now leasing a total of 48,470 square feet. This lease expires on May 31, 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities as of March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through March 31, 2015 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point increase or decrease in the average interest rate on our portfolio, if such a decrease were possible, would have impacted interest income to zero for the three month period ended March 31, 2015.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.	Other Information
On May 7, 2015, the Company entered into a commitment letter (“Commitment Letter”) with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding, LLC, and SWK Funding LLC, as lenders (together, the “New Lenders”) providing for a commitment by the New Lenders to advance term loans in an aggregate amount of up to $30 million (the “Loan”) to the Company. NSPH Funding LLC also agreed to act as agent under the loan facility (the “Collateral Agent”). Pursuant to the Commitment Letter, and subject to the conditions precedent established therein, the Company, the New Lenders, and the Collateral Agent agreed to enter into a Loan and Security Agreement (the “2015 Loan Agreement”) and other definitive loan documents. The New Lenders’ commitment is subject to the receipt by the Company of at least $4 million in net proceeds from an equity financing prior to the closing of the 2015 Loan Agreement, and satisfaction of certain other conditions precedent customary for senior secured loan facilities of this type set forth in the 2015 Loan Agreement (which is in substantially final draft form as of the date hereof, and attached as an exhibit to the Commitment Letter). The New Lenders’ obligations under the Commitment Letter expire on May 29, 2015, unless the 2015 Loan Agreement comes into effect on or prior to such date pursuant to the terms of the Commitment Letter.
Under the 2015 Loan Agreement, the Company will initially draw down $20 million of the Loan. The Company is required to maintain a minimum of $3.0 million in accounts that are subject to a control agreement in favor of the Collateral Agent (which minimum amount will be increased to $4.0 million after the earlier of the funding of the second tranche of the Loan or March 31, 2016). The remaining $10 million of the New Lenders’ commitment (the “Second Advance”) can be drawn upon satisfaction of certain other conditions on or before the first anniversary of the closing date of the 2015 Loan Agreement (the “Closing Date”) including the Company achieving trailing six month revenue of at least $12 million during any consecutive six month period; and the Company selling no less than 100 cumulative new units during any 12 month period starting January 1, 2015. There can be no assurance that the Company will achieve the foregoing requirements in order to be able to draw the Second Advance. Under the 2015 Loan Agreement, the Company will pay interest only (the “Interest Only Period”) on a quarterly basis until the earlier of (i) three years from the Closing Date or (ii) the Company’s failure to satisfy a ratio of certain expenses to gross profit as set forth in the 2015 Loan Agreement. At the conclusion of the Interest Only Period, the Company will be required to repay a portion of the outstanding principal and all accrued interest on a quarterly basis through the maturity date of the Loan depending on certain revenue thresholds established under the Loan Agreement, but subject to certain caps on the principal amount to be paid per fiscal quarter as established under the Loan Agreement.
The term of the Loan (including the second tranche, if advanced) is six years, or earlier if the Company fails to satisfy a ratio of certain expenses to gross profits or if an event of default occurs, all as set forth in the 2015 Loan Agreement. Interest on the Loan will accrue at a rate of 11.50% per annum plus the greater of (i) 1.00%, or (ii) LIBOR. The interest rate will increase by 5.00% upon the occurrence and during the continuation of an event of default under the 2015 Loan Agreement. A facility fee for the Loan of $0.45 million will be due upon execution of the Loan Agreement. A final fee equal to 5.00% of the aggregate principal amount of the Loan funded (without regard to prepayments during the term of the Loan) at such time will be due upon any repayment of the Loan or acceleration of the Loan. In the event that the Loan is prepaid or accelerated for any reason prior to the third anniversary of the Closing Date, a prepayment fee equal to 2.00% of the principal amount prepaid (if prior to the first anniversary of the Effective Date) or 1.00% (if after the first anniversary but prior to the third anniversary of the Closing Date) is also payable. The Loan is secured by substantially all of the assets of the Company, including, without limitation, the Company’s intellectual property.

The 2015 Loan Agreement includes a covenant that the Company must raise at least $6 million in net proceeds from either equity financings or licensing or strategic partnership transactions within eight months following the Closing Date. The 2015 Loan Agreement also includes customary negative covenants that restrict the Company from incurring additional debt or disposing of material assets (except for sales in the ordinary course). The 2015 Loan Agreement also provides for customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; violation of covenants (including the covenant to raise $6 million in capital discussed above); and bankruptcy or insolvency of the Company. If an event of default occurs under the 2015 Loan Agreement, the entire outstanding balance would become immediately due and payable upon notice in certain instances from the Collateral Agent or New Lenders (or on an automatic basis in the event of a bankruptcy or insolvency event). Under the terms of the purchase agreement for our convertible preferred stock and common stock warrant offering that we entered into on May 11, 2015, the Company is restricted from selling equity securities for the first 150 days following the closing, subject to certain exceptions. This restriction shall lapse if the Company's common stock achieves a volume weighted average price of least $6 per share with an average daily trading volume of at least $250,000 for any period of 20 consecutive trading days.
If the 2015 Loan Agreement is entered into, as consideration for the funding of the Loan and the New Lenders’ commitment thereunder, the Company will issue warrants to the New Lenders to acquire an aggregate of up to 1,000,000 shares of common stock, par value $0.01 (the “Common Stock”) with an exercise price of $0.01 per share and an expiration date that is ten years from the date of the 2015 Loan Agreement (the “Warrants”). The Warrants can be settled in shares of our common stock by cashless exercise in lieu of payment of the exercise price at the option of the New Lenders. The Warrants will be issued in reliance upon the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), based in part upon representations to be made by the New Lenders to the Company that they are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act. The Warrants and the shares of Common Stock issuable upon exercise of the Warrants Shares have not been registered under the Securities Act, and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. No underwriting discounts or commissions or similar fees are payable in connection with the issuance of the Warrants.
If the 2015 Loan Agreement is entered into, in connection with the issuance of the Warrants, the Company will enter into a Registration Rights Agreement with the New Lenders pursuant to which the Company will be required to file one or more registration statements with the SEC to register the resale by the New Lenders and their permitted transferees of shares of Common Stock issuable to them upon exercise of the Warrants and use its reasonable best efforts to maintain the effectiveness of such registration statement(s).
If the 2015 Loan Agreement is entered into, concurrently therewith, the Company will terminate its existing debt facility with Silicon Valley Bank and Oxford Finance, LLC (the “Prior Lenders”) and repay approximately $8.9 million in full satisfaction of all outstanding liabilities and obligations to the Prior Lenders under the Loan and Security Agreement dated May 6, 2013 by and between the Company and the Prior Lenders (the “2013 Loan Agreement”).
Disclosure of the Company’s entry into the Commitment Letter is being made in this Quarterly Report on Form 10-Q in lieu of disclosure under Items 1.01, 1.02, 2.03, 2.04, 3.02 and 9.01 of Form 8-K. A copy of the executed Commitment Letter, which includes forms of the 2015 Loan Agreement, and Warrants to be entered into upon closing of the initial $20 million tranche of the Loan, is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to Certificate of Incorporation of Nanosphere, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 7, 2015 and incorporated herein by reference).

10.1*	Commitment letter dated May 7, 2015 by and between the Company, as borrower, and NSPH Funding LLC and SWK Funding LLC, as Lenders
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations (unaudited), (iii) Statements of Stockholders’ Equity (unaudited), (iv) Statements of Cash Flows (unaudited), and (v) Notes of Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer
Date: May 12, 2015

By:	/s/ Ann Wallin
Ann Wallin
Interim Chief Financial Officer and Treasurer
Date: May 12, 2015