Form 10-Q
period 2015-06-30
NANOSPHERE INC
filed 2015-08-10
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 7, 2015 was 7,383,652

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Condensed Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$20,862	$21,053
Restricted cash	3,000	—
Accounts receivable - net of allowance for doubtful accounts	3,392	4,292
Inventories	10,790	9,387
Other current assets	580	380
Total current assets	38,624	35,112
Property and equipment - net of accumulated depreciation	5,119	5,072
Intangible Assets - net of accumulated amortization	1,917	2,080
Other Assets	75	75
Total Assets	$45,735	$42,339
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,391	$1,827
Accrued compensation	1,511	943
Other current liabilities	2,582	3,173
Debt - net	15,240	9,716
Total current liabilities	22,724	15,659
Total liabilities	22,724	15,659
Commitments and contingencies:
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; 10,000,000 shares authorized;
Series A: no shares issued and outstanding as of June 30, 2015 December 31, 2014, respectively	—	—
Series B: 3,107 shares issued and no shares outstanding as of June 30, 2015, and no shares issued and outstanding as of December 31, 2014	1,633	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 7,383,652 shares and 5,866,318 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	74	59
Additional paid-in capital	459,337	448,527
Accumulated deficit	(438,033)	(421,906)
Total stockholders’ equity	23,011	26,680
Total liabilities and stockholders' equity	$45,735	$42,339
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Operations and Comprehensive Loss
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product sales	$4,718	$2,672	$9,336	$5,955
Total revenue	4,718	2,672	9,336	5,955
Costs and expenses:
Cost of sales	2,384	1,669	4,870	3,692
Research and development	4,469	3,950	8,109	9,171
Sales, general, and administrative	5,606	6,737	10,831	12,382
Restructuring costs	—	—	513	—
Total costs and expenses	12,459	12,356	24,323	25,245
Loss from operations	(7,741)	(9,684)	(14,987)	(19,290)
Other income (expense):
Interest expense	(855)	(363)	(1,142)	(730)
Interest income	1	1	2	4
Total other expense	(854)	(362)	(1,140)	(726)
Net, and comprehensive loss	$(8,595)	$(10,046)	$(16,127)	$(20,016)

Deemed dividend on convertible preferred stock, due to beneficial conversion feature	$(5,803)	$—	$(5,803)	$—
Loss attributable to common shareholders	$(14,398)	$(10,046)	$(21,930)	$(20,016)

Net loss per common share - basic and diluted	$(2.25)	$—	$(3.58)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,392	3,795	6,128	3,791
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(16,127)	$(20,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	719	947
Amortization of intangible assets	163	163
Amortization of financing costs and accretion of debt discount	202	165
Share-based compensation	517	1,822
Provision for doubtful accounts	102	87
Changes in operating assets and liabilities:
Accounts receivable	798	181
Inventories	(1,325)	(2,824)
Other current assets	(200)	(204)
Accounts payable	1,383	(143)
Accrued and other current liabilities	84	1,270
Net cash used in operating activities	(13,684)	(18,552)
INVESTING ACTIVITIES:
Purchases of property and equipment	(662)	(1,480)
Restricted cash	(3,000)	—
Net cash used in investing activities	(3,662)	(1,480)
FINANCING ACTIVITIES:
Proceeds from the issuance of debt with warrants	20,000	—
Payments on debt	(9,916)	(291)
Debt issuance costs	(968)	—
Proceeds from the issuance of convertible preferred stock with warrants	8,800	—
Equity issuance costs	(761)	—
Proceeds from stock option exercise	—	653
Net cash provided by financing activities	17,155	362
Net decrease in cash and cash equivalents	(191)	(19,670)
Cash and cash equivalents - Beginning of period	21,053	41,467
Cash and cash equivalents - End of period	$20,862	$21,797
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$(78)	$628
Capital expenditures included in accounts payable	193	174
Conversion of convertible preferred stock to common stock	4,918	—
Deemed dividend on conversion of preferred stock to common stock	2,078	—
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	3,725	—
Placement agent warrants in connection with convertible preferred stock	340	—
Warrants issued with convertible preferred stock	3,211	—
Warrants issued with debt	3,902	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	627	554

See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statement of Stockholders' Equity
(dollars in thousands)
(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2015	—	$—	—	$—	5,866	$59	$448,527	$(421,906)	$26,680
Warrants issued with debt	—	—	—	—	—	—	3,902	—	3,902
Issuance of convertible preferred stock	4	4,400	4	4,400	—	—	—	—	8,800
Costs related to the issuance of convertible preferred stock	—	(388)	—	(373)	—	—	—	—	(761)
Issuance of placement agent warrants in connection with the convertible preferred stock	—	(175)	—	(165)	—	—	340	—	—
Issuance of warrants with convertible preferred stock	—	(1,606)	—	(1,605)	—	—	3,211	—	—
Beneficial conversion feature of convertible preferred stock	—	(2,227)	—	(1,498)	—	—	3,725		—
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	—	2,227	—	1,498	—	—	(3,725)		—
Deemed dividend on conversion of preferred stock to common stock		1,606		472			(2,078)		—
Conversion of convertible preferred stock to common stock	(4)	(3,837)	(1)	(1,096)	1,522	15	4,918	—	—
Forfeiture of restricted stock	—	—	—	—	(4)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	517	—	517
Net loss	—	—	—	—	—	—	—	(16,127)	(16,127)
Balance as June 30, 2015	—	$—	3	$1,633	7,384	$74	$459,337	$(438,033)	$23,011

See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Description of Business and Significant Accounting Policies
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene System, that enables simple, low cost, and highly sensitive genomic and protein testing on a single platform.
Basis of Presentation - The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these condensed financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs was less than $0.2 million during each of the three and six month periods ended June 30, 2015, and less than $0.1 million during the three month period ended June 30, 2014, and $0.1 million for the six month period ended June 30, 2014.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the condensed financial statements are related to inventories, property and equipment, intangible assets, debt, preferred stock, warrants, and share-based compensation. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. Fair value of debt was $16.5 million and $9.8 million at June 30, 2015 and December 31, 2014, respectively.
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

Debt, with Detachable Warrants -  The Company accounts for debt with detachable warrants in accordance with ASC 470:  Debt and allocated proceeds received to the debt and detachable warrants based on relative fair values. The Company assessed the classification of its common stock purchase warrants as of the date of the transaction and determined that such instruments meet the criteria for equity classification. The warrants are reported on the condensed balance sheet as a component of additional paid in capital within stockholders’ equity.

The Company recorded the related issue costs and value ascribed to the warrants as a reduction of the debt.  The discount is amortized utilizing the effective interest method over the term of the debt.  The unamortized discount, if any, upon repayment of the notes will be expensed to interest expense. In accordance with ASC Subtopic 470-20, the Company determined the effective interest rate of the debt was 20.9%. The Company has also evaluated its debt and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation.

Convertible Preferred Stock -  The Company accounts for convertible preferred stock with detachable warrants in accordance with ASC 470:  Debt and allocated proceeds received to the convertible preferred stock and detachable warrants based on relative fair values. The Company evaluated the classification of its convertible preferred stock and warrants and determined that such instruments meet the criteria for equity classification. The Company recorded the related issue costs and value ascribed to the warrants as a reduction of the convertible preferred stock.

The Company has also evaluated its convertible preferred stock and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, , including consideration of embedded derivatives requiring bifurcation.
Beneficial conversion feature - The issuance of the convertible preferred stock generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the convertible preferred stock may be converted immediately, we have recognized the BCF as a deemed dividend in the statement of operations.
New Accounting Pronouncements - In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU No. 2014-09”) an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is effective for the interim and annual periods ending after December 15, 2015, with early adoption permitted. As of June 30, 2015, the Company adopted ASU No. 2015-03 and such adoption resulted in debt issuance costs for all periods presented to be reclassified to debt.
Reclassifications - Certain information as of December 31, 2014 presented in the financial statements have been reclassified to the current presentation. These reclassifications include: i) the reclassification of $0.1 million of debt issuance costs upon the early adoption of ASU No. 2015-03 to debt on the condensed balance sheets, ii) the combination of warrants to acquire common stock within additional paid in capital on the condensed balance sheets and condensed statement of stockholders’ equity, and iii) the separate presentation of depreciation and amortization and accounts receivable and provision for doubtful accounts on the condensed statements of cash flows. These reclassifications had no impact on the results of operations, financial position, or cash flows.
Restricted Cash - Any cash that is legally restricted from use is recorded in restricted cash on the condensed balance sheets. The new term loan facility (See Note 2) requires the Company to maintain a minimum account balance which is considered to be restricted cash. The restricted cash balance was $3 million on June 30, 2015 and there was no restricted cash on December 31, 2014.
Comprehensive Loss - The Company’s comprehensive loss is equal to its net loss for all periods presented.

2. Liquidity, Capital Resources and Recent Developments
Liquidity and Capital Resources
As of June 30, 2015, the Company has incurred net losses of $438.0 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company had cash and cash equivalents of $23.9 million, of which $3 million is restricted cash as of June 30, 2015 and net cash used in operating activities of $13.7 million for the six months period ended June 30, 2015.
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
Recent Developments
Term Loan Facility with NSPH Funding LLC and SWK Funding LLC
On May 14, 2015 (the "Closing Date") the Company entered into a Loan and Security Agreement ("2015 Loan Agreement") with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding, LLC, and SWK Funding LLC, as lenders (together, the “New Lenders”) providing for the New Lenders to advance term loans in an aggregate amount of up to $30 million (the “Loan”) to the Company. NSPH Funding LLC also agreed to act as agent under the loan facility (the “Collateral Agent”) .
Also on the Closing Date, concurrent with the Company's entry into the 2015 Loan Agreement, the Company drew down $20.0 million of the Loan, terminated its existing debt facility, and repaid approximately $8.9 million in full satisfaction of all outstanding liabilities and obligations under such prior debt facility. The remaining $10 million of the New Lenders’ commitment (the “Second Advance”) can be drawn upon satisfaction of certain other conditions on or before May 14, 2016, including the Company achieving trailing six month revenue of at least $12 million during any consecutive six month period; and the Company selling no less than 100 cumulative new units during any 12 month period starting January 1, 2015. There can be no assurance that the Company will achieve the foregoing requirements in order to be able to draw the Second Advance.
Under the original terms of the 2015 Loan Agreement, the Company was required to (i) raise at least $6.0 million in net proceeds from either equity financings or licensing or strategic partnership transactions on or before January 14, 2016 (the “Capital Requirement”), and (ii) maintain a minimum of $3.0 million in accounts that are subject to a control agreement in favor of the Collateral Agent (which minimum amount will be increased to $4.0 million after the earlier of the funding of the second tranche of the Loan or March 31, 2016). As further described below, on June 11, 2015 the Company completed a registered direct offering of series B preferred stock and warrants to purchase shares of common stock for approximately $4.0 million in net proceeds to the Company. Subsequent to the end of the Company’s second quarter, on July 29, 2015 the Company and the New Lenders entered into an amendment to the 2015 Loan Agreement (the “Amendment”) that reduced the Capital Requirement to $4.0 million and included the Lenders’ acknowledgement that the Capital Requirement has been fully satisfied. The Amendment also modified the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, by increasing the minimum balance to $4.0 million concurrent with the entry into the Amendment and providing that it shall increase to $5.0 million after the earlier of the funding of the Second Advance or December 31, 2016.
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

The term of the Loan (including the second tranche, if advanced) is six years, or earlier if the Company fails to satisfy a ratio of certain expenses to gross profits or if an event of default occurs, all as set forth in the 2015 Loan Agreement. Interest on the Loan will accrue at a rate of 11.50% per annum plus the greater of (i) 1.00% or (ii) LIBOR. The interest rate will increase by 5.00% upon the occurrence and during the continuation of an event of default under the 2015 Loan Agreement. A facility fee for the Loan of $0.45 million was paid upon execution of the Loan Agreement. A final fee equal to 5.00% of the aggregate principal amount of the Loan funded (without regard to prepayments during the term of the Loan) at such time will be due upon any repayment of the Loan or acceleration of the Loan. In the event that the Loan is prepaid or accelerated for any reason prior to the third anniversary of the Closing Date, a prepayment fee equal to 2.00% of the principal amount prepaid (if prior to the first anniversary of the Effective Date) or 1.00% (if after the first anniversary but prior to the third anniversary of the Closing Date) is also payable. The Loan is secured by substantially all of the assets of the Company, including, without limitation, the Company’s intellectual property.
The 2015 Loan Agreement includes customary negative covenants that restrict the Company from incurring additional debt, paying dividends, disposing of material assets (except for sales in the ordinary course). The 2015 Loan Agreement also provides for customary events of default, including among others, nonpayment of principal, interest, fees or other amounts; material inaccuracy of representations; material adverse change; violation of covenants; and bankruptcy or insolvency of the Company. If an event of default occurs under the 2015 Loan Agreement, the entire outstanding balance would become immediately due and payable upon notice in certain instances from the Collateral Agent or New Lenders (or on an automatic basis in the event of a bankruptcy or insolvency event).
As consideration for the funding of the Loan and the New Lenders’ commitment thereunder, on the Closing Date the Company issued warrants to the New Lenders to acquire an aggregate of up to 1,000,000 shares of common stock, par value $0.01 (the “Common Stock”) with an exercise price of $0.01 per share and an expiration date that is ten years from the date of the 2015 Loan Agreement (the “Lender Warrants”). At the time of issuance, the relative fair value of the warrants was estimated at $3.9 million using the Black-Scholes model and recorded as a debt discount.
Series A Convertible Preferred Stock

On May 11, 2015, the Company issued $4.4 million of series A convertible preferred stock (the "Series A Preferred Stock") (which are convertible into a total of 1,168,659 shares of common stock at a conversion price of $3.765) and warrants to purchase shares of common stock exercisable for up to 1,168,659 additional shares of common stock, in the aggregate at exercise price of $3.65 per share (the "Series A Investor Warrants"). In connection with the Series A Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 70,120 shares of common stock at an exercise price of $4.45 per share (the “Series A Placement Agent Warrants, and together with the Series A Investor Warrants, the “Series A Warrants”). The Series A Warrants are exercisable for 4.5 to 5 years commencing November 14, 2015. At the time of issuance, the relative fair value of the Series A Investor Warrants was estimated at $1.6 million using the Black-Scholes model and recorded as issuance costs. The Series A Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. The Series A Preferred Stock has a limitation on conversion into common stock to preclude the holder from acquiring beneficial ownership of more than 4.99% of our outstanding common stock, which may be increased to 9.99% in certain circumstances.
The Company completed the issuance and sale of the Series A Preferred Stock and Series A Warrants on May 14, 2015. Net proceeds from the Series A Offering after placement agent fees and other offering expenses were approximately $4.0 million. Under the terms of the Series A Purchase Agreement, the Company is restricted from selling equity securities for the first 150 days following the closing, subject to certain exceptions (the "Lock-Up Restriction"). This Lock-Up Restriction shall lapse if the Company's common stock achieves a volume weighted average price of least $6 per share with an average daily trading volume of at least $0.25 million for any period of 20 consecutive trading days.
Series B Convertible Preferred Stock
On June 8, 2015, the Investors waived the Lock-Up Restriction and the Company issued $4.4 million of series B convertible preferred stock (the “Series B Preferred Stock”) (which are convertible into a total of 1,203,800 shares of common stock at a conversion price of $3.655) and warrants to purchase shares of common stock exercisable for up to 1,203,800 additional shares of common stock, in the aggregate at an exercise price of $3.54 per share (the “Series B Investor Warrants”). In connection with the Series B Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 72,230 shares of common stock at an exercise price of $3.54 per share (the “Series B Placement Agent Warrants, and together with the Series B Investor Warrants, the “Series B Warrants”). The Series B Warrants are exercisable for 4.5 to 5 years commencing December 11, 2015. At the time of issuance, the relative fair value of the Series B Investor Warrants was estimated at $1.6 million using the Black-Scholes model and recorded as issuance costs. The Series B Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. The Series B Preferred Stock has a limitation on conversion into common stock to preclude the holder from acquiring beneficial ownership of more than 4.99% of our outstanding common stock, which may be increased to 9.99% in certain circumstances.
The Company completed the issuance and sale of the Series B Preferred Stock and Series B Warrants on June 11, 2015. Net proceeds from the Series B Offering after placement agent fees and other offering expenses were approximately $4.0 million. Under the terms of the Series B Purchase Agreement, the Company is restricted from selling equity securities for the first 150 days from the May 14, 2015 closing of the Series A Offering, subject to certain exceptions. This restriction shall lapse if the Company's common stock achieves a volume weighted average price of least $6.0 per share with an average daily trading volume of at least $0.25 million for any period of 20 consecutive trading days.
The Lender Warrants, Series A Warrants, and Series B Warrants can be settled in shares of our common stock by cashless exercise in lieu of payment of the exercise price at the option of the holder. The warrants contain no mandatory redemption features and no repurchase obligations requiring the transferring of assets and are for a fixed number of shares, except for customary anti-dilution adjustments.
3. Debt
The following table summarizes the Company's debt as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Silicon Valley Bank and Oxford Finance LLC	$—	$9,919
Debt discount, inclusive of issue costs	—	(203)
	—	9,716
NSPH Funding LLC and SWK Funding LLC	20,000	—
Debt discount, inclusive of issue costs	(4,760)	—
Debt	$15,240	$9,716
The following table sets forth debt transactions from December 31, 2014, through June 30, 2015:

Balance at December 31, 2014	$9,716
Payments on debt	(9,916)
New debt, net of discount, inclusive of issue costs	15,238
Discount and deferred financing cost amortization	202
Balance at June 30, 2015	$15,240

The following table summarizes the interest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Silicon Valley Bank and Oxford Finance LLC
Interest Expense, accrued or paid	$405	$277	$627	$554
Amortization of discount and deferred financing fees	20	90	85	176
NSPH and SWK Funding
Interest Expense, accrued or paid	313	—	313	—
Amortization of discount and deferred financing fees	117	—	117	—
Interest Expense	$855	$367	$1,142	$730

4. Net Loss Per Common Share
Basic and diluted net loss, per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three and six month periods ended June 30, 2015 and 2014. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three and six month periods ended June 30, 2015 and 2014 excluded 0 and 50,475 shares of restricted stock, respectively (see Note 5). While these restricted shares of stock are included in outstanding shares on the condensed balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three and six month periods ended June 30, 2015 and 2014 did not include the outstanding shares of restricted stock, options to acquire common stock, common stock warrants, and convertible preferred stock, as the inclusion of these securities would have been antidilutive:

	Six Months Ended June 30,
	2015	2014
Restricted stock	—	50,475
Stock options	204,888	272,297
Common stock warrants	3,521,610	6,801
Convertible preferred stock (3,107 preferred shares that are convertible to 850,000 shares of common stock)	850,000	—
	4,576,498	329,573
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), the Nanosphere, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Nanosphere, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan,” and together with the 2000 Plan and the 2007 Plan, the “Plans”). Upon adoption of the 2014 Plan at the Company’s annual meeting of shareholders on May 28, 2014, the 2000 Plan and 2007 Plan were terminated. The Plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably over four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20%-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 11% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the six months ended June 30, 2015, were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected volatility	78.00%
Risk free interest rate	1.66%
Weighted-average expected option life in years	6.00
Estimated weighted-average fair value on the date of grant based on the above assumptions	$2.91
Estimated forfeiture rate for unvested options	12.50%
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
Total compensation cost recognized for all stock option awards was $0.2 million and $0.5 million in the three and six month periods ended June 30, 2015, respectively, and $0.3 million and $0.7 million for the same periods ended June 30, 2014, respectively.
As of June 30, 2015, the total compensation cost not yet recognized related to the non-vested stock option awards is approximately $0.9 million, which is expected to be recognized over the next three years, with a weighted average term of 1.4 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice, the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of June 30, 2015, for the three month period ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value of Options
Outstanding - January 1, 2015	266,356	$73.20
Granted	1,033	$4.31
Exercised	—
Expired	(56,943)	$64.85
Forfeited	(5,558)	$15.07
Outstanding - June 30, 2015	204,888	$65.22	5.73	$—
Exercisable - June 30, 2015	168,779	$67.41	5.42	$—
Vested and Expected to Vest - June 30, 2015	204,780	$65.49	5.69	$—
No options were exercised in the six month period ended June 30, 2015, and 467,500 options were exercised in the same period ended in 2014.
Included in the number of options outstanding at June 30, 2015 are 21,854 options with a weighted average exercise price of $106.00 per share, which have accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and six months ended June 30, 2015 was $0.9 million and $0.9 million, respectively, and $0.4 million and $1.8 million, for the same periods in 2014.

A summary of the restricted shares activity under the plans as of June 30, 2015, for the six month period ended is presented below:

Restricted Stock	Number of Shares
Outstanding - January 1, 2015	29,175
Granted	—
Vested	(24,050)
Forfeited	(5,125)
Outstanding - June 30, 2015	—
During the three months ended June 30, 2015, the Company recognized a credit to restricted stock compensation expense of $(0.1) million, due to forfeitures, and less than $0.1 million of restricted stock compensation expense during the six months ended June 30, 2015. Restricted stock compensation expenses for the three and six months ended June 30, 2014 were $0.6 million and $1.2 million respectively. As of June 30, 2015, there are no outstanding restricted stock.
6. Stockholders’ Equity
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
7. Preferred Stock

Series A Convertible Preferred Stock

The Company issued and sold 4,400 shares of Series A Preferred Stock to the Investors on May 14, 2015. The Series A Preferred Stock, par value $0.01, was sold for $1,000 per share and was convertible at any time at the holder’s option, and did actually convert in a series of conversion in May and June 2015, at a conversion rate of $3.765 per share into 1,168,659 shares of the Company's common stock. However, conversion is prohibited under certain conditions regarding an investor’s level of ownership of our common stock. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Series A Preferred Stock will receive payment equal to $0.01 per share of Series A Preferred Stock before any proceeds are distributed to holders of our common stock, and thereafter will share in any liquidation distribution with the common stock on an ‘as-converted’ basis. The Series A Preferred Stock generally has no voting rights (except as required by law and in certain other circumstances).
In a concurrent private placement, the Company issued the Series A Warrants to the Investors and the placement agent for the Series A Offering, which are exercisable into up to 1,238,779 shares of our common stock with the 1,168,659 Series A Investor Warrants having an exercise price of $3.65 per share and the Series A Placement Agent Warrants having an exercise price of $4.45 per share, in each case subject to certain customary anti-dilution adjustments. The Series A Investor Warrants are exercisable at any time between November 14, 2015 and November 14, 2020. The Series A Placement Agent Warrants are exercisable at any time between November 14, 2015 and May 14, 2020. The Series A Warrants can be settled in shares of our common stock by cashless exercise in lieu of payment of the exercise price at the option of the investors if the underlying shares are not then registered for resale. The Series A Warrant holders will participate in any dividends declared and paid to common stock holders on an ‘as-exercised’ basis, and will be held in abeyance until the warrants are exercised.
The Company has determined that the Series A Warrants qualify for accounting as equity instruments rather than as liabilities. As of the May 14, 2015 issuance date, the Company estimated the fair value of the Series A Investor Warrants at $3.2 million under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.5 years, volatility rate of 77.26%, risk-free interest rate of 1.62% and expected dividend rate of 0%. Based on the Series A Investor Warrant’s relative fair value to the fair value of the Series A Preferred Stock, $1.6 million of the $4.4 million of proceeds was allocated to the Series A Investor Warrants, creating a corresponding preferred stock discount in the same amount.
The Company assessed the Series A Preferred Stock and the related Series A Warrants under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. We also assessed the Series A Warrants under ASC 815 and determined that they did not initially meet the definition of a derivative, but will require evaluation on an on-going basis. As of June 30, 2015, we determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.
On May 14, 2015 the Company recorded a deemed dividend of $2.2 million related to the beneficial conversion feature with the issuance of the Series A Convertible Preferred stock.
As of June 30, 2015, all Series A Preferred Stock had converted to common stock. Upon conversion the Company recorded an additional deemed dividend of $1.6 million.
Series B Convertible Preferred Stock
The Company issued and sold 4,400 shares of Series B Preferred Stock on June 11, 2015. The Series B Preferred Stock, par value $0.01, was sold for $1,000 per share and is convertible at any time at the holder’s option at a conversion rate of $3.655 per share (subject to certain, customary anti-dilution provisions) into 1,203,800 shares of the Company's common stock. However, conversion is prohibited under certain conditions regarding an investor’s level of ownership of our common stock. In the event of Company’s liquidation, dissolution, or winding up, holders of the Series B Preferred Stock will receive payment equal to $0.01 per share of Series B Preferred Stock before any proceeds are distributed to holders of our common stock, and thereafter will share in any liquidation distribution with the common stock on an ‘as-converted’ basis. The Series B Preferred Stock generally has no voting rights (except as required by law and in certain other circumstances) and are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors, provided, that the Series B Preferred Stock will share in such dividends on an ‘as-converted’ basis.
In a concurrent private placement, the Company issued the Series B Warrants to the Investors and the placement agent for the Series B Offering for no additional consideration. The Series B Warrants are exercisable into up to 1,276,060 shares of our common stock at an exercise price of $3.54 per share (subject to certain, customary anti-dilution provisions). The Series B Investor Warrants are exercisable at any time between December 11, 2015 and December 11, 2020. The Series B Placement Agent Warrants are exercisable at any time between December 11, 2015 and June 08, 2020. The terms of the Series B Warrants and related registration rights agreement are otherwise identical to those of the Series A Warrants. As of the June 11, 2015 issuance date, the Company estimated the fair value of the Series B Investor Warrants at $2.9 million under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.5 years, volatility rate of 77.36%, risk-free interest rate of 1.82% and expected dividend rate of 0%. Based on the Series B Investor Warrant’s relative fair value to the fair value of the Series B Stock, $1.6 million of the $4.4 million of proceeds was allocated to the Series B Investor Warrants, creating a corresponding preferred stock discount in the same amount.
We assessed the Series B Preferred Stock and Series B Warrants using the same methodology as for the Series A Preferred Stock and Series A Warrants(see discussion above), and resulting in the same determinations.
The Company accounts for obligations under the registration rights agreements with the New Lenders and Investors in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At June 30, 2015, the Company has not recorded a liability pertaining to the Company’s obligations under the registration rights agreements because the amount is not deemed probable.
On June 8, 2015 the Company recorded a deemed dividend of $1.5 million related to the beneficial conversion feature with the issuance of the Series B Convertible Preferred stock.
As of June 30, 2015, 1,293.139 shares of Series B Preferred Stock had converted to 353,800 common stock, with a balance of 3,106.861 remaining which is convertible to 850,000 common stock. Upon conversion the Company recorded an additional deemed dividend of $0.5 million

8. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of June 30, 2015 and December 31, 2014 comprise the following (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$3,263	$(1,572)	$1,691	$3,263	$(1,432)	$1,831
Patents	455	(229)	226	455	(206)	249
Total	$3,718	$(1,801)	$1,917	$3,718	$(1,638)	$2,080
Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected in the table below is based on licenses for which the licensed technology is being used as of June 30, 2015.
Amortization expense for intangible assets was less than $0.1 million, and less than $0.2 million for the three and six month periods ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the same periods in 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2015 (July 1 to December 31)	$160
2016	309
2017	293
2018	211
2019	211
Thereafter	733

9. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of June 30, 2015, the Company has paid aggregate initial license fees of $3.7 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 8). Certain license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in 2015, and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.
10. Commitments and Contingencies
In November 2013, the Company exercised its renewal option on the lease at its corporate headquarters, and the lease term was extended to May 2017. Rent and operating expenses associated with the office and laboratory space were $0.4 million and $0.8 million for the three and six months periods ended June 30, 2015, and 2014, respectively.
On January 1, 2015 the Company was leasing 40,749 square feet of space for its administrative, executive, research and development, and manufacturing functions. On February 16, 2015, the Company exercised an option under its lease to acquire an additional 7,721 square feet of space at its corporate headquarters to expand its manufacturing facility, now leasing a total of 48,470 square feet.
With this additional space, the annual future minimum obligations, including common area maintenance (CAM), for the operating leases as of June 30, 2015, are as follows (in thousands):

Years Ending December 31	Operating Lease & CAM (in thousands)
2015 (July 1 to December 31)	$340
2016	784
2017	419
Total minimum lease payments	$1,543
11. Restructuring Costs
In January 2015, the Company eliminated certain full time positions, and recorded a restructuring expense of $0.5 million for severance. The Company will pay the remaining severance through September 2015. The table below shows the provision, which is included in other current liabilities in the balance sheet, and payments made through March 31, 2015, and June 30, 2015:

	Three months ended March 31, 2015			Three months ended June 30, 2015
	Cost	Payments	Balance	Payments	Balance
Provision for Restructure (in thousands)	$513	$(266)	$247	$(198)	$49

12. Subsequent Events
Under the original terms of the 2015 Loan Agreement, the Company was required to (i) raise at least $6.0 million in net proceeds from either equity financings or licensing or strategic partnership transactions on or before January 14, 2016 (the “Capital Requirement”), and (ii) maintain a minimum of $3.0 million in accounts that are subject to a control agreement in favor of the Collateral Agent (which minimum amount will be increased to $4.0 million after the earlier of the funding of the second tranche of the Loan or March 31, 2016). As further described below, on June 11, 2015 the Company completed a registered direct offering of series B preferred stock and warrants to purchase shares of common stock for approximately $4.0 million in net proceeds to the Company. Subsequent to the end of the Company’s second quarter, on July 29, 2015 the Company and the New Lenders entered into an amendment to the 2015 Loan Agreement (the “Amendment”) that reduced the Capital Requirement to $4.0 million and included the Lenders’ acknowledgement that the Capital Requirement has been fully satisfied. The Amendment also modified the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, by increasing the minimum balance to $4.0 million concurrent with the entry into the Amendment and providing that it shall increase to $5.0 million after the earlier of the funding of the Second Advance or December 31, 2016.
13. Supplemental Financial Information

Inventories (in thousands):	June 30, 2015	December 31, 2014
Raw materials	$4,035	$3,041
Work-in-process	264	162
Finished goods	6,491	6,184
Inventories	$10,790	$9,387

Accounts Receivable (in thousands):	June 30, 2015	December 31, 2014
Accounts receivable	$3,580	$4,379
Allowance for doubtful accounts	(188)	(87)
Accounts receivable - net	$3,392	$4,292

Property and Equipment (in thousands):	June 30, 2015	December 31, 2014
Total property and equipment - at cost	$21,462	$23,696
Less accumulated depreciation	(16,343)	(18,624)
Property and equipment - net	$5,119	$5,072

Other Current Liabilities (in thousands):	June 30, 2015	December 31, 2014
Accrued clinical trial expenses	$780	$1,858
Accrued license fees	30	65
All other	1,772	1,250
Other current liabilities	$2,582	$3,173

	Three months ended June 30,		Six months ended June 30,
Product Reporting:	2015	2014	2015	2014
Revenues:
Instruments	$915	$453	$1,618	$1,012
Consumables	3,803	2,219	7,718	4,943
Total revenues	$4,718	$2,672	$9,336	$5,955

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Business Overview
We develop, manufacture and market an advanced molecular diagnostics platform; the Verigene® System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology provides the ability to detect multiple targets simultaneously on a single sample. We are dedicated to enhancing medicine by providing targeted molecular diagnostic tests that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. The Verigene System includes a bench-top molecular diagnostics workstation that is a universal platform for genomic and protein testing. .
We believe the Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing”. It provides lower cost for laboratories not already performing molecular diagnostic testing and enables full range of hospital laboratories and hospitals without advanced diagnostic capabilities to perform molecular genetic and for infectious disease testing. Our ability to detect proteins, which can be as much as 100 times more sensitive than current technologies for certain targets, may enable earlier detection of and intervention in diseases associated with known biomarkers as well as the introduction of tests for new biomarkers that exist in concentrations too low to be detected by current technologies.
The Verigene System is comprised of a microfluidics processor and a touchscreen reader. Certain assays, such as the Warfarin metabolism and hypercoagulation tests, were cleared by the U.S. Food and Drug Administration ("FDA") for use with the original Verigene System processor. Subsequently, we developed and launched a second generation Verigene System processor (the "Processor SP") that incorporates sample preparation, target amplification and detection in a sample to result format.
In addition, we are currently in development of a next generation Verigene system that will deliver improved user interface. This system is designed to provide reduced time to result, improved user interface, including a single room temperature cartridge all in a fully automated sample to result system with an optimized footprint.
At this time, we believe our current Verigene System instrument inventory levels are sufficient to meet demand. With our next generation Verigene System in development, we will closely monitor inventory levels and forecasted sales to manage our investment to meet demand while managing the risk of obsolete inventory. A significant portion of our inventory is instruments held at outside customers for evaluation prior to purchase. These instruments may not convert to sales and may be returned to the Company. If returned, these instruments are refurbished and remain available for sale inventory. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demands and market conditions. If actual future demands or market conditions are less favorable than those projected by management, inventory writedowns may be required.
Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark ("CE IVD Mark") regulatory status of our current and near term applications of genetic and infectious disease tests on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Respiratory Pathogens/Expanded Panel (RP Flex)	Submitted 12/22/2014
Bloodstream Infection (BSI) Panels
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	510(k) cleared	CE IVD Marked
C. difficile (CDF)	510(k) cleared	CE IVD Marked
Enteric Panel (EP)	510(k) cleared
Enteric Panel on Next Gen Verigene platform (EP)	In development	In development
Human Pharmacogenetic Assays:
Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked
Hypercoagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked
CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

(1)
For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2014.
(3)	Currently cleared only for use with the original Verigene Processor.
The following table lists our international regulatory submissions and status thereof:

International Submissions & Approvals	Country
Assay	Saudi Arabia	Mexico	Japan	South Korea
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	Approved	Approved
Blood Culture – Gram Positive (BC-GP)	Approved	Approved	Submitted	Submitted
Blood Culture – Gram Negative (BC-GN)	Approved		Submitted
C. difficile (CDF)	Approved
Human Pharmacogenetic Assays:
Hypercoagulation (FV, FII, MTHFR Panel)	Approved
CYP2C19 Genetic Variance				Submitted

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
The RV+ test has been further expanded to include additional viral and bacterial respiratory pathogens. This expanded panel, RP Flex, will enable hospital-based laboratories to identify complex infections for a broader patient population. The RP Flex test was submitted to the FDA in the fourth quarter of 2014 for review. We obtained CE IVD Mark for the RP Flex in the second quarter of 2015.
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
Nanosphere has also developed a multiplexed molecular enteric pathogens (EP) test which tests for a wide spectrum of bacteria and viruses causing gastrointestinal infections. This EP test is a cost-effective alternative to conventional identification methods that are time- and labor-intensive. We received 510(k) clearance from the FDA in October 2014 for our EP test and obtained CE IVD Mark in the second quarter of 2015
Human and Pharmacogenetic Assays
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
Ultra-Sensitive Protein Assays
We also have the capability to detect proteins at high sensitivity alone, or in combination with nucleic acid targets. In the future, we may develop diagnostic tests for markers utilizing this ultra-sensitive capability that can be used to diagnose a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.6 million and $16.1 million for the three and six month periods ended June 30, 2015 and $10.0 million and $20.0 million for the same periods in 2014. As of June 30, 2015, we had an accumulated deficit of approximately $438.0 million. Our operations to date have been funded principally through capital contributions from investors in six underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%.
On May 14, 2015 we entered into a new $30.0 million loan facility with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding LLC, and SWK Funding LLC, as lenders, and immediately drew down $20.0 million, terminated our loan agreement with Silicon Valley Bank and Oxford Finance LLC, and repaid approximately $8.9 million in full satisfaction of all outstanding liabilities and obligations to the Silicon Valley Bank and Oxford Finance LLC. Also on May 14, 2015, we completed the issuance and sale of shares of series A convertible preferred stock and unregistered common stock warrants for aggregate net proceeds to us of approximately $4.0 million. On June 11, 2015, we completed the issuance and sale of shares of series B convertible preferred stock and unregistered common stock warrants for aggregate net proceeds to us of approximately $4.0 million. See "Note 2 - Liquidity and Capital Resources" for a description of these transactions.
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
Three Month Period Ended June 30, 2015 Compared to the Three Month Period Ended June 30, 2014
Revenues
Revenues were $4.7 million for the three months ended June 30, 2015, as compared to $2.7 million for the same period in 2014. This growth in revenue was driven primarily by our expanded test cartridge menu to our U.S. microbiology customers, which increased revenues by 71% to $3.8 million. Instrument sales grew over 100% to $0.9 million, and there were approximately 20 customer placements during the second quarter of 2015.

Cost of Sales
Cost of sales increased to $2.4 million for the three months ended June 30, 2015 from $1.7 million for the same period in 2014. This 43% increase in cost was due primarily to increased cartridge and instrument sales during the second quarter of 2015.
Gross Margin
Gross margins increased to 49% in the three months ended June 30, 2015 from 38% in the same period of 2014 driven primarily by improved pricing for raw material of our consumables, efficiencies in production, coupled with a reduction in our license expenses due to the expiration of certain agreements.
Research and Development Expenses
Research and development expenses were $4.5 million for the three months ended June 30, 2015 compared to $4.0 million for the same period in 2014. This increase is due to our continued investment in new product development.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased in the three months ended June 30, 2015 to $5.6 million compared to $6.7 million in the same period in 2014. This is primarily due to staffing reductions coupled with lower stock compensation expense due to forfeitures.

Six month Period Ended June 30, 2015 Compared to the Six month Period Ended June 30, 2014
Revenues
Revenues were $9.3 million for the six month period ended June 30, 2015, as compared to $6.0 million for the six month period ended June 30, 2014. This growth in revenue was driven primarily by our expanded test cartridge menu to our U.S. microbiology customers, which increased revenues by 56% to $7.7 million. Instrument sales grew over 60% to $1.6 million, and there were approximately 50 customer placements during the first six months of 2015.
Cost of Sales
Cost of sales was $4.9 million for the six month period ended June 30, 2015 compared to $3.7 million for the six month period ended June 30, 2014. The $1.2 million increase in cost of sales for the six month period ended June 30, 2015 was due to the higher volume of cartridge and instrument sales during the six month period.
Gross Margin
Gross margins increased to 48% in the first half of 2015 from 38% in the first half of 2014 driven by lower per unit cartridge manufacturing costs attributable to production cost reductions, efficiencies in our production, coupled with a reduction in our license expenses due to the expiration of certain agreements.
Research and Development Expenses
Research and development expenses was $8.1 million for the six month period ended June 30, 2015, a decrease of $1.1 million from $9.2 million for the six month period ended June 30, 2014. This decrease was primarily due to the reduction in staffing and associated travel expenses. Clinical trial expenses were higher in the first quarter of 2014 due to the clinical study work associated with our Enteric panel.
Sales, General and Administrative Expenses
Sales, general and administrative expenses was $10.8 million for the six month period ended June 30, 2015, a decrease of $1.6 million from $12.4 million for the same period in 2014. This is primarily due to staffing reduction coupled with lower stock compensation expense due to forfeitures.
Liquidity and Capital Resources

From our inception in December 1999 through June 30, 2015, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, $18.5 million from our October 2014 underwritten public offering of common stock, $4.0 million from our May 2015 registered direct offering of series A convertible preferred stock and concurrent private placement of common stock warrants, $4.0 million from our June 2015 registered direct offering of series B convertible preferred stock and concurrent private placement of common stock warrants, and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of June 30, 2015, we had an accumulated deficit of approximately $438.0 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
We do not anticipate achieving positive operating cash flow in at least the next twelve months. After giving effect to our recent reduction in force in January 2015, the elimination of certain open positions as of December 31, 2014, our convertible preferred and common stock warrant offerings that we completed in May and June 2015, our new $30.0 million term loan facility that we entered into in May 2015, and the concurrent termination of our loan facility with Silicon Valley Bank and Oxford Finance, LLC, our current and anticipated cash resources will likely be insufficient to support currently forecasted operations beyond the next six months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. Under the terms of the purchase agreement for our convertible preferred stock and common stock warrant offering, the Company is restricted from selling equity securities for the first 150 days following May 14, 2015. This restriction shall lapse if the Company's common stock achieves a volume weighted average price of least $6 per share with an average daily trading volume of at least $0.25 million for any period of 20 consecutive trading days.
Market conditions, including a historically low price for our common stock, will likely limit our ability to raise additional capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed but that these efforts will not enable the Company to continue operations through at least the next twelve months. Capital outlays and operating expenditures that would otherwise increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products may need to be curtailed, which may not be advantageous for the Company's business operations.
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
As of June 30, 2015, we had $23.8 million in cash and cash equivalents, which includes $3.0 million restricted cash, as compared to $21.1 million at December 31, 2014, an increase of $0.2 million. The increase in cash and cash equivalents was principally due to the net proceeds received for the debt and equity financing of approximately $17.2 million, offset with the use of cash in operating activities of $13.7 million and investing activities of approximately $3.7 million. Net cash used in operating activities decreased $4.9 million from $18.6 million to $13.7 million for the six months ended June 30, 2014 and 2015, respectively. This reduction is due to increased revenue and margins, improved inventory and cash management, including the timeliness of collections of accounts receivables.
Net cash used in investing activities was $3.7 million for the six month ended June 30, 2015, compared to $1.5 million for the same period in 2014, due to the restricted cash balance required by our new term loan facility, offset by reduced capital expenditures.
There was net $17.2 million provided by our debt and equity financing activities during the six months ended June 30, 2015, compared to $0.4 million of cash provided by financing activities for the same period in 2014, due to proceeds from our stock option exercises offset by payment on our debt.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities as of June 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through June 30, 2015 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point increase or decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to zero for the three month period ended June 30, 2015.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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
On August 5, 2015, based upon the recommendation of the compensation committee of the board of directors and the ratification and approval of the board of directors, the Company entered into change in control severance agreements (the “Severance Agreements”) and retention agreements (the “Retention Agreements”) with each of Michael K. McGarrity, Chief Executive Officer, Kenneth Bahk, Chief Strategy Officer, and Farzana Moinuddin, Acting Principal Financial Officer and Interim Chief Accounting Officer. The Severance Agreements provide that in the event of a termination of the executive’s employment without cause by the Company or by the executive for good reason, the executive shall receive cash severance equal to twelve months of base salary for Mr. McGarrity, six months of base salary for Mr. Bahk, and four months of base salary for Ms. Moinuddin. In the event of a termination of the executive’s employment without cause by the Company or by the executive for good reason in connection with a change in control of the Company, the executive would be entitled to the same cash severance benefits described above, accelerated vesting of outstanding equity compensation awards, the payment of the target bonus opportunity for the year of termination, and continuation of health and welfare benefits for twelve, six, and four months for Messrs. McGarrity and Bahk and Ms. Moinuddin, respectively. The Retention Agreements provide for the payment of cash retention bonuses to Messrs. McGarrity and Bahk and Ms. Moinuddin in the amounts of $150,000, $50,000 and $10,000, respectively, to be paid fifty percent percent on August 7, 2015 and fifty percent on or about December 1, 2015.

Disclosure of the Company’s entry into the Severance Agreements and Retention Agreements is being made in this Quarterly Report on Form 10-Q in lieu of disclosure under Items 5.02 and 9.01 of Form 8-K. Copies of the Severance Agreements and Retention Agreements are filed as Exhibits 10.11 through 10.16 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On August 6, 2015, André de Bruin, a member of the Company’s board of directors, advised the Company that he would not stand for re-election as a director of the Company at the 2015 annual meeting of stockholders of the Company to be held on September 30, 2015 (the “2015 Annual Meeting”). At the conclusion of Mr. de Bruin’s current term as a director at the 2015 Annual Meeting, he will retire and resign as a director of the Company. Mr. de Bruin’s decision to not stand for re-election was not the result of any disagreement with the Company or its board of directors or management.

Disclosure of Mr. de Bruin’s decision to not stand for re-election to the board of directors is being made in this Quarterly Report on Form 10-Q in lieu of disclosure under Item 5.02(b) of Form 8-K.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to Certificate of Incorporation of Nanosphere, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 7, 2015 and incorporated herein by reference).

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Nanosphere, Inc. dated May 12, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Nanosphere, Inc. dated June 10, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.1
Warrant to purchase common stock dated May 14, 2015 issued to NSPH Funding LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.2
Warrant to purchase common stock dated May 14, 2015 issued to SWK Funding LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.3
Warrant to purchase common stock dated May 14, 2015 issued to Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.4
Warrant to purchase common stock dated May 14, 2015 issued to Sabby Volatility Warrant Master Fund, Ltd. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.5
Warrant to purchase common stock dated May 14, 2015 issued to H.C. Wainwright & Co, LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.6
Warrant to purchase common stock dated May 14, 2015 issued to Noam Rubinstein (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.7
Warrant to purchase common stock dated May 14, 2015 issued to Michael Vasinkevich (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.8
Warrant to purchase common stock dated May 14, 2015 issued to Mark Viklund (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.9
Warrant to purchase common stock dated May 14, 2015 issued to Charles Worthman (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.10
Specimen stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

4.11
Warrant to purchase common stock dated June 11, 2015 issued to Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.12
Warrant to purchase common stock dated June 11, 2015 issued to Sabby Volatility Warrant Master Fund, Ltd. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.13
Warrant to purchase common stock dated June 11, 2015 issued to H.C. Wainwright & Co, LLC (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.14
Warrant to purchase common stock dated June 11, 2015 issued to Noam Rubinstein (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.15
Warrant to purchase common stock dated June 11, 2015 issued to Michael Vasinkevich (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.16
Warrant to purchase common stock dated June 11, 2015 issued to Mark Viklund (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.17
Warrant to purchase common stock dated June 11, 2015 issued to Charles Worthman (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

4.18
Specimen stock certificate for Series B Convertible Preferred Stock (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

10.1
Commitment letter dated May 7, 2015 by and between the Company, as borrower, and NSPH Funding LLC and SWK Funding LLC, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2015 and incorporated herein by reference).

10.2
Loan and Security Agreement dated as of May 14, 2015 among NSPH Funding LLC, as collateral agent, and NSPH Funding LLC and SWK Funding LLC, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.3
Intellectual Property Security Agreement dated as of May 14, 2015, made by the Company in favor of NSPH Funding LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.4
Registration Rights Agreement dated as of May 14, 2015 among NSPH Funding LLC, SWK Funding LLC, and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.5
Securities Purchase Agreement dated May 11, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.6
Registration Rights Agreement dated May 11, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.7
Agreement between Nanosphere, Inc. and Chord Advisors, LLC dated June 2, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2015 and incorporated herein by reference).

10.8
Securities Purchase Agreement dated June 8, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

10.9
Registration Rights Agreement dated June 8, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

10.10
First Amendment to Loan and Security Agreement dated July 29, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 31, 2015 and incorporated herein by reference).

10.11*	Change in Control and Severance Agreement dated August 5, 2015 by and between the Company and Michael K. McGarrity.
10.12*	Change in Control and Severance Agreement dated August 5, 2015 by and between the Company and Kenneth Bahk.
10.13*	Change in Control and Severance Agreement dated August 5, 2015 by and between the Company and Farzana Moinuddin.
10.14*	Retention Agreement dated August 5, 2015 by and between the Company and Michael K. McGarrity.
10.15*	Retention Agreement dated August 5, 2015 by and between the Company and Kenneth Bahk.
10.16*	Retention Agreement dated August 5, 2015 by and between the Company and Farzana Moinuddin.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Statements of Stockholders’ Equity (unaudited), (iv) Condensed Statements of Cash Flows (unaudited), and (v) Notes to unaudited Condensed Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer
Date: August 10, 2015

By:	/s/ Farzana Moinuddin
Farzana Moinuddin
Interim Chief Financial Officer and Treasurer
Date: August 10, 2015