Form 10-Q/A
period 2015-06-30
NANOSPHERE INC
filed 2015-08-11
CIK 1105184

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 7, 2015 was 7,383,652.

Explanatory Note: Due to a technical error, the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015 inadvertently omitted the “Net loss per common share - basic and diluted” line item from the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014.  The Form 10-Q is being refiled in its entirety on this Form 10-Q/A to include the omitted per share data from the prior year periods.

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

Nanosphere, Inc.
Condensed Statements of Operations and Comprehensive Loss
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product sales	$4,718	$2,672	$9,336	$5,955
Total revenue	4,718	2,672	9,336	5,955
Costs and expenses:
Cost of sales	2,384	1,669	4,870	3,692
Research and development	4,469	3,950	8,109	9,171
Sales, general, and administrative	5,606	6,737	10,831	12,382
Restructuring costs	—	—	513	—
Total costs and expenses	12,459	12,356	24,323	25,245
Loss from operations	(7,741)	(9,684)	(14,987)	(19,290)
Other income (expense):
Interest expense	(855)	(363)	(1,142)	(730)
Interest income	1	1	2	4
Total other expense	(854)	(362)	(1,140)	(726)
Net, and comprehensive loss	$(8,595)	$(10,046)	$(16,127)	$(20,016)

Deemed dividend on convertible preferred stock, due to beneficial conversion feature	$(5,803)	$—	$(5,803)	$—
Loss attributable to common shareholders	$(14,398)	$(10,046)	$(21,930)	$(20,016)

Net loss per common share - basic and diluted	$(2.25)	$(2.65)	$(3.58)	$(5.28)

Weighted average number of common shares outstanding - basic and diluted	6,392	3,795	6,128	3,791
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