Form 10-Q
period 2015-09-30
NANOSPHERE INC
filed 2015-11-09
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 2, 2015 was 8,233,652

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
Nanosphere, Inc.
Condensed Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,339	$21,053
Restricted cash	4,000	—
Accounts receivable - net of allowance for doubtful accounts	3,314	4,292
Inventories	6,775	9,387
Other current assets	298	380
Total current assets	26,726	35,112
Property and equipment - net of accumulated depreciation	8,413	5,072
Intangible Assets - net of accumulated amortization	1,905	2,080
Other Assets	75	75
Total assets	$37,119	$42,339
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,383	$1,827
Accrued compensation	1,592	943
Other current liabilities	3,234	3,173
Debt - net	15,474	9,716
Total current liabilities	22,683	15,659
Total liabilities	22,683	15,659
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.01 par value; 10,000,000 shares authorized;
Series A: no shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	—	—
Series B: no shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 8,233,652 shares and 5,866,318 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	82	59
Additional paid-in capital	461,185	448,527
Accumulated deficit	(446,831)	(421,906)
Total stockholders’ equity	14,436	26,680
Total liabilities and stockholders' equity	$37,119	$42,339
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Operations and Comprehensive Loss
(dollars and shares in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$4,888	$3,688	$14,224	$9,643
Total revenue	4,888	3,688	14,224	9,643
Costs and expenses:
Cost of sales	3,931	2,361	8,801	6,053
Research and development	3,467	5,534	11,576	14,705
Sales, general, and administrative	5,409	5,054	16,240	17,436
Restructuring costs	—	—	513	—
Total costs and expenses	12,807	12,949	37,130	38,194
Loss from operations	(7,919)	(9,261)	(22,906)	(28,551)
Other income (expense):
Interest expense	(880)	(341)	(2,022)	(1,072)
Other income	1	—	3	5
Total other expense	(879)	(341)	(2,019)	(1,067)
Net, and comprehensive loss	$(8,798)	$(9,602)	$(24,925)	$(29,618)

Deemed dividend on convertible preferred stock, due to beneficial conversion feature	$(1,133)	$—	$(6,936)	$—
Loss attributable to common shareholders	$(9,931)	$(9,602)	$(31,861)	$(29,618)

Net loss per common share - basic and diluted	$(1.31)	$(2.52)	$(4.81)	$(7.77)

Weighted average number of common shares outstanding - basic and diluted	7,595	3,815	6,623	3,813
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Month Periods Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(24,925)	$(29,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,269	1,306
Amortization of intangible assets	243	245
Amortization of financing costs and accretion of debt discount	436	241
Share-based compensation	740	2,631
Provision for doubtful accounts	102	89
Changes in operating assets and liabilities:
Accounts receivable	876	(572)
Inventories	(385)	(2,435)
Other current assets	82	(55)
Accounts payable	(104)	494
Accrued and other current liabilities	1,036	1,383
Net cash used in operating activities	(20,630)	(26,291)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,171)	(2,147)
Purchases of intangible asset	(68)	—
Restricted cash	(4,000)	—
Net cash used in investing activities	(5,239)	(2,147)
FINANCING ACTIVITIES:
Proceeds from the issuance of debt with warrants	20,000	—
Payments on debt	(9,916)	(1,175)
Debt issuance costs	(968)	—
Proceeds from the issuance of convertible preferred stock with warrants	8,800	—
Equity issuance costs	(761)	—
Proceeds from stock option exercise	—	653
Net cash provided by financing activities	17,155	(522)
Net decrease in cash and cash equivalents	(8,714)	(28,960)
Cash and cash equivalents - Beginning of period	21,053	41,467
Cash and cash equivalents - End of period	$12,339	$12,507
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$2,780	$747
Capital expenditures included in accounts payable	671	257
Conversion of convertible preferred stock to common stock	7,699	—
Deemed dividend on conversion of preferred stock to common stock	3,211	—
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	3,725	—
Placement agent warrants in connection with convertible preferred stock	340	—
Warrants issued with convertible preferred stock	3,211	—
Warrants issued with debt	3,902	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	1,266	818
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statement of Stockholders' Equity
(dollars in thousands)
(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance at January 1, 2015	—	—	—	—	5,866	59	448,527	(421,906)	26,680
Warrants issued with debt	—	—	—	—	—	—	3,902	—	3,902
Issuance of convertible preferred stock	4	4,400	4	4,400	—	—	—	—	8,800
Costs related to the issuance of convertible preferred stock	—	(388)	—	(373)	—	—	—	—	(761)
Issuance of placement agent warrants in connection with the convertible preferred stock	—	(175)	—	(165)	—	—	340	—	—
Issuance of warrants with convertible preferred stock	—	(1,606)	—	(1,605)	—	—	3,211	—	—
Beneficial conversion feature of convertible preferred stock	—	(2,227)	—	(1,498)	—	—	3,725		—
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	—	2,227	—	1,498	—	—	(3,725)	—	—
Deemed dividend on conversion of preferred stock to common stock		1,606	—	1,605	—	—	(3,211)	—	—
Conversion of convertible preferred stock to common stock	(4)	(3,837)	(4)	(3,862)	2,372	23	7,676	—	—
Forfeiture of restricted stock	—	—	—	—	(4)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	740	—	740
Net loss	—	—	—	—	—	—	—	(24,925)	(24,925)
Balance as September 30, 2015	—	$—	—	$—	8,234	$82	$461,185	$(446,831)	$14,436

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
Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs was $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2015, respectively, and $0.1 million for the three and nine month periods ended September 30, 2014, respectively.
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
Fair Value of Financial Instruments - The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. Fair value of debt was $15.6 million and $9.8 million at September 30, 2015 and December 31, 2014, respectively.
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
Impairment of Intangible Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.
Evaluation Equipment - The Company monitors inventory held at customer sites for evaluation (“Evaluation Equipment”). Upon determination that such Evaluation Equipment is no longer available for sale and is to remain with the customer, Evaluation Equipment is reclassified to property plant and equipment as leased equipment, which is typically after twelve months following initial placement. During the three and nine month periods ended September 30, 2015, the Company reclassified $2.9 million of Evaluation Equipment to property, plant, and equipment.  The Company commences depreciation on the date of transfer and such Evaluation Equipment is depreciated over a three year period.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out ("LIFO") and the retail inventory method. The guidance in ASU No. 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

Reclassifications - Certain information as of December 31, 2014 presented in the financial statements have been reclassified to the current presentation. These reclassifications include: i) the reclassification of $0.1 million of debt issuance costs upon the early adoption of ASU No. 2015-03 to debt on the condensed balance sheets, ii) the combination of warrants to acquire common stock within additional paid in capital on the condensed balance sheets and condensed statement of stockholders’ equity, and iii) the separate presentation of depreciation and amortization and accounts receivable and provision for doubtful accounts on the condensed statements of cash flows, iv) the combination of foreign exchange gain/ loss and interest income on the income statement. These reclassifications had no impact on the results of operations, financial position, or cash flows.
Restricted Cash - Any cash that is legally restricted from use is recorded in restricted cash on the condensed balance sheets. The new term loan facility (See Note 2) requires the Company to maintain a minimum account balance which is considered to be restricted cash. The restricted cash balance was $4 million on September 30, 2015 and there was no restricted cash on December 31, 2014.
Comprehensive Loss - The Company’s comprehensive loss is equal to its net loss for all periods presented.
2. Liquidity, Capital Resources and Recent Developments
Liquidity and Capital Resources
As of September 30, 2015, the Company has incurred net losses of $446.8 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company had cash and cash equivalents of $16.3 million, of which $4 million is restricted cash as of September 30, 2015 and net cash used in operating activities of $20.6 million for the nine months period ended September 30, 2015.
In addition, our current term loan facility (“2015 Loan Agreement”) provides for minimum quarterly amortization ratios of (i) the aggregate of our cash operating expenses, cash interest expenses and capital expenditures, to (ii) our gross profits. The Company did not meet the required amortization ratio of 3.5 for the quarter ended September 30, 2015, and may not achieve the required amortization ratio of 2.6 for the quarter ending December 31, 2015. If the Company fails to satisfy the required amortization ratio for any two out of three successive quarters, the date on which the first amortization payment is due under the term loan facility would accelerate to the next following payment date, and the minimum quarterly amortization rate would increase to approximately $3.3 million, resulting in a payoff of the current amount outstanding under the term loan facility in six fiscal quarters.
Management is uncertain that its current and anticipated cash resources will be sufficient to support currently forecasted operations through at least the next twelve months, and therefore, the Company will need additional debt or equity financing in the future to execute its business plan and to be able to continue as a going concern. Capital outlays and operating expenditures may increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products. These capital outlays and operating expenditures would be curtailed if the Company is not successful in raising additional funds. Many of the aspects of the Company’s forecasts involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ. These and other factors could cause our forecasted plans to be unsuccessful which could have a material adverse effect on our operating results, financial condition, and liquidity.

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
Under the original terms of the 2015 Loan Agreement, the Company was required to (i) raise at least $6.0 million in net proceeds from either equity financings or licensing or strategic partnership transactions on or before January 14, 2016 (the “Capital Requirement”), and (ii) maintain a minimum of $3.0 million in accounts that are subject to a control agreement in favor of the Collateral Agent. As further described below, on June 11, 2015 the Company completed a registered direct offering of series B preferred stock and warrants to purchase shares of common stock for approximately $4.0 million in net proceeds to the Company. On July 29, 2015 the Company and the New Lenders entered into an amendment to the 2015 Loan Agreement (the “Amendment”) that reduced the Capital Requirement to $4.0 million and included the Lenders’ acknowledgement that the Capital Requirement has been fully satisfied. The Amendment also modified the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, by increasing the minimum balance to $4.0 million concurrent with the entry into the Amendment and providing that it shall increase to $5.0 million after the earlier of the funding of the Second Advance or December 31, 2016.
Under the 2015 Loan Agreement, the Company will pay interest only (the “Interest Only Period”) on a quarterly basis until the earlier of (i) three years from the Closing Date or (ii) the Company’s failure to satisfy a ratio of certain expenses to gross profit as set forth in the 2015 Loan Agreement. At the conclusion of the Interest Only Period, the Company will be required to repay a portion of the outstanding principal and all accrued interest on a quarterly basis through the maturity date of the Loan depending on certain revenue thresholds established under the 2015 Loan Agreement, but subject to certain caps on the principal amount to be paid per fiscal quarter as established under the 2015 Loan Agreement.
The term of the Loan (including the second tranche, if advanced) is six years, or earlier if the Company fails to satisfy a ratio of certain expenses to gross profits or if an event of default occurs, all as set forth in the 2015 Loan Agreement. Interest on the Loan will accrue at a rate of 11.50% per annum plus the greater of (i) 1.00% or (ii) LIBOR. The interest rate will increase by 5.00% upon the occurrence and during the continuation of an event of default under the 2015 Loan Agreement. A facility fee for the Loan of $0.45 million was paid upon execution of the 2015 Loan Agreement. A final fee equal to 5.00% of the aggregate principal amount of the Loan funded (without regard to prepayments during the term of the Loan) at such time will be due upon any repayment of the Loan or acceleration of the Loan. In the event that the Loan is prepaid or accelerated for any reason prior to the third anniversary of the Closing Date, a prepayment fee equal to 2.00% of the principal amount prepaid (if prior to the first anniversary of the Effective Date) or 1.00% (if after the first anniversary but prior to the third anniversary of the Closing Date) is also payable. The Loan is secured by substantially all of the assets of the Company, including, without limitation, the Company’s intellectual property.
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

Series A Convertible Preferred Stock

On May 11, 2015, the Company issued $4.4 million of series A convertible preferred stock (the "Series A Preferred Stock") (which are convertible into a total of 1,168,659 shares of common stock at a conversion price of $3.765) and warrants to purchase shares of common stock exercisable for up to 1,168,659 additional shares of common stock, in the aggregate at exercise price of $3.65 per share (the "Series A Investor Warrants"). In connection with the Series A Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 70,120 shares of common stock at an exercise price of $4.45 per share (the “Series A Placement Agent Warrants, and together with the Series A Investor Warrants, the “Series A Warrants”). The Series A Warrants are exercisable for 4.5 to 5 years commencing November 14, 2015. At the time of issuance, the relative fair value of the Series A Investor Warrants was estimated at $1.6 million using the Black-Scholes model and recorded as issuance costs. The Series A Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. As of September 30, 2015, all 4,400 shares of Series A Preferred Stock had been converted into 1,168,659 shares of common stock.
The Company completed the issuance and sale of the Series A Preferred Stock and Series A Warrants on May 14, 2015. Net proceeds from the Series A Offering after placement agent fees and other offering expenses were approximately $4.0 million.
Series B Convertible Preferred Stock
On June 8, 2015, the Investors waived the Lock-Up Restriction and the Company issued $4.4 million of series B convertible preferred stock (the “Series B Preferred Stock”) (which are convertible into a total of 1,203,800 shares of common stock at a conversion price of $3.655) and warrants to purchase shares of common stock exercisable for up to 1,203,800 additional shares of common stock, in the aggregate at an exercise price of $3.54 per share (the “Series B Investor Warrants”). In connection with the Series B Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 72,230 shares of common stock at an exercise price of $3.54 per share (the “Series B Placement Agent Warrants, and together with the Series B Investor Warrants, the “Series B Warrants”). The Series B Warrants are exercisable for 4.5 to 5 years commencing December 11, 2015. At the time of issuance, the relative fair value of the Series B Investor Warrants was estimated at $1.6 million using the Black-Scholes model and recorded as issuance costs. The Series B Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. As of September 30, 2015, all 4,400 shares of Series B Preferred Stock has been converted into 1,203,800 shares of common stock.
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
Under the original terms of the 2015 Loan Agreement, the Company was required to (i) raise at least $6.0 million in net proceeds from either equity financings or licensing or strategic partnership transactions on or before January 14, 2016 (the “Capital Requirement”), and (ii) maintain a minimum of $3.0 million in accounts that are subject to a control agreement in favor of the Collateral Agent. On June 11, 2015 the Company completed a registered direct offering of series B preferred stock and warrants to purchase shares of common stock for approximately $4.0 million in net proceeds to the Company. On July 29, 2015 the Company and the New Lenders entered into an amendment to the 2015 Loan Agreement (the “Amendment”) that reduced the Capital Requirement to $4.0 million and included the Lenders’ acknowledgement that the Capital Requirement has been fully satisfied. The Amendment also modified the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, by increasing the minimum balance to $4.0 million concurrent with the entry into the Amendment and providing that it shall increase to $5.0 million after the earlier of the funding of the Second Advance or December 31, 2016.
3. Debt
The following table summarizes the Company's debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Silicon Valley Bank and Oxford Finance LLC	$—	$9,919
Debt discount, inclusive of issue costs	—	(203)
	—	9,716
NSPH Funding LLC and SWK Funding LLC	20,000	—
Debt discount, inclusive of issue costs	(4,526)	—
Debt	$15,474	$9,716
The following table sets forth the contractual future principal payments as of September 30, 2015:

Years Ending December 31
2015 (October 1 to December 31)	$—
2016	—
2017	1,000
2018	3,500
2019	6,000
Thereafter	9,500

4. Net Loss Per Common Share
Basic and diluted net loss, per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three and nine month periods ended September 30, 2015 and 2014. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three and nine month periods ended September 30, 2015 and 2014 excluded 0 and 29,600 shares of restricted stock, respectively (see Note 5). While these restricted shares of stock are included in outstanding shares on the condensed balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three and nine month periods ended September 30, 2015 and 2014 did not include the outstanding shares of restricted stock, options to acquire common stock, common stock warrants, and convertible preferred stock, as the inclusion of these securities would have been antidilutive:

	Nine Months Ended September 30,
	2015	2014
Restricted stock	—	29,600
Stock options	631,080	268,122
Common stock warrants	3,521,610	6,801
	4,152,690	304,523
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), the Nanosphere, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Nanosphere, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan,” and together with the 2000 Plan and the 2007 Plan, the “Plans”). Upon adoption of the 2014 Plan at the Company’s annual meeting of shareholders on May 28, 2014, the 2000 Plan and 2007 Plan were terminated. The Plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably, generally over three to four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20%-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 11% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the nine months ended September 30, 2015, were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected volatility	77% - 78%
Risk free interest rate	1.49% - 1.92%
Weighted-average expected option life in years	5.5 - 6.0
Estimated weighted-average fair value on the date of grant based on the above assumptions	$1.09 - $3.38
Estimated forfeiture rate for unvested options	10% - 18.03%
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
Total compensation cost recognized for all stock option awards was $0.2 million and $0.7 million in the three and nine month periods ended September 30, 2015, respectively, and $0.8 million and $2.6 million for the same periods ended September 30, 2014, respectively.
As of September 30, 2015, the total compensation cost not yet recognized related to the non-vested stock option awards is approximately $1.4 million, which is expected to be recognized over the next three years, with a weighted average term of 1.9 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice, the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of September 30, 2015, for the nine month period ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value of Options
Outstanding - January 1, 2015	266,356	$73.20
Granted	436,923	$1.69
Exercised	—	$—
Expired	(63,523)	$67.24
Forfeited	(8,676)	$9.76
Outstanding - September 30, 2015	631,080	$16.58	8.66	$—
Exercisable - September 30, 2015	160,009	$66.19	5.45	$—
Vested and Expected to Vest - September 30, 2015	542,572	$19.00	5.50	$—
No options were exercised in the nine month period ended September 30, 2015, and 467,500 options were exercised in the same period ended in 2014.
Included in the number of options outstanding at September 30, 2015 are 20,077 options with a weighted average exercise price of $106.98 per share, which have accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three and nine months ended September 30, 2015 was $0.1 million and $1.0 million, respectively, and $0.1 million and $1.9 million, for the same periods in 2014.
A summary of the restricted shares activity under the plans as of September 30, 2015, for the nine month period ended is presented below:

Restricted Stock	Number of Shares
Outstanding - January 1, 2015	29,175
Granted	—
Vested	(24,050)
Forfeited	(5,125)
Outstanding - September 30, 2015	—
During the three months ended September 30, 2015, the Company recognized no restricted stock compensation expense due to forfeitures, and less than $0.1 million of restricted stock compensation expense during the nine months ended September 30, 2015. Restricted stock compensation expenses for the three and nine months ended September 30, 2014 were $0.5 million and $1.7 million respectively. As of September 30, 2015, there are no outstanding restricted stock.
6. Preferred Stock

Series A Convertible Preferred Stock

The Company issued and sold 4,400 shares of Series A Preferred Stock to the Investors on May 14, 2015. The Series A Preferred Stock, par value $0.01, was sold for $1,000 per share and was convertible at any time at the holder’s option, and did actually convert in a series of conversions in May and June 2015, at a conversion rate of $3.765 per share into 1,168,659 shares of the Company's common stock.
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
The Company assessed the Series A Preferred Stock and the related Series A Warrants under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. We also assessed the Series A Warrants under ASC 815 and determined that they did not initially meet the definition of a derivative, but will require evaluation on an on-going basis. As of September 30, 2015, we determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.
On May 14, 2015 the Company recorded a deemed dividend of $2.2 million related to the beneficial conversion feature with the issuance of the Series A Convertible Preferred stock.
As of June 30, 2015, all Series A Preferred Stock had converted to common stock. Upon conversion the Company recorded an additional deemed dividend of $1.6 million.
Series B Convertible Preferred Stock
The Company issued and sold 4,400 shares of Series B Preferred Stock on June 11, 2015. The Series B Preferred Stock, par value $0.01, was sold for $1,000 per share and is convertible at any time at the holder’s option and did actually convert in a series of conversions in June and September 2015, at a conversion rate of $3.655 per share (subject to certain, customary anti-dilution provisions) into 1,203,800 shares of the Company's common stock.
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
For the three and nine month periods ended September 30, 2015, 3,107 and 4,400 of Series B Preferred Stock, respectively, had converted to common stock. Upon conversion, for the three and nine month periods ended September 30, 2015, the Company recorded an additional deemed dividend of $1.1 million and $1.6 million, respectively.
7. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of September 30, 2015 and December 31, 2014 comprise the following (in thousands):

	September 30, 2015				December 31, 2014
	Cost	Additions	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$3,263	$68	$(1,640)	$1,691	$3,263	$(1,432)	$1,831
Patents	455		(241)	214	455	(206)	249
Total	$3,718	$68	$(1,881)	$1,905	$3,718	$(1,638)	$2,080
Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected in the table below is based on licenses for which the licensed technology is being used as of September 30, 2015.
The Company reviews its long-lived assets for impairment as a single asset group whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company will continue to monitor the recoverability of its long-lived assets. If results continue to decline, it could result in revisions to management’s estimates of the fair value of the asset group and may result in future charges.

Amortization expense for intangible assets was $0.1 million, and $0.2 million for the three and nine month periods ended September 30, 2015, and 2014 respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2015 (October 1 to December 31)	$81
2016	317
2017	301
2018	219
2019	211
Thereafter	776

8. License Agreements
The Company has entered into several nonexclusive license agreements with various companies covering certain technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products. As of September 30, 2015, the Company has paid aggregate initial license fees of $3.8 million for these licenses, and has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1.0% to 12.0%. These initial license fees were capitalized as intangible assets (see Note 7). Certain license agreements have minimum annual royalty payments, and such minimum payments are $0.2 million in 2015, and are less than $0.1 million annually thereafter through the dates the respective licenses terminate. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2015 to 2027.
9. Commitments and Contingencies
In November 2013, the Company exercised its renewal option on the lease at its corporate headquarters, and the lease term was extended to May 2017. Rent and operating expenses associated with the office and laboratory space were $0.2 million and $0.5 million for the three and nine months periods ended September 30, 2015, and 2014, respectively.
On January 1, 2015 the Company was leasing 40,749 square feet of space for its administrative, executive, research and development, and manufacturing functions. On February 16, 2015, the Company exercised an option under its lease to acquire an additional 7,721 square feet of space at its corporate headquarters to expand its manufacturing facility, now leasing a total of 48,470 square feet.
With this additional space, the annual future minimum obligations, including common area maintenance (CAM), for the operating leases as of September 30, 2015, are as follows (in thousands):

Years Ending December 31	Operating Lease & CAM (in thousands)
2015 (October to December 31)	$125
2016	793
2017	350
Total minimum lease payments	$1,268

10. Restructuring Costs
In January 2015, the Company eliminated certain full time positions, and recorded a restructuring expense of $0.5 million for severance. The Company has paid the severance through September 2015. The table below shows the beginning provision, and payments made during each of the three months periods ended:

	Three months ended March 31, 2015			Three months ended June 30, 2015		Three months ended September 30, 2015
	Cost	Payments	Balance	Payments	Balance	Payments	Balance
Provision for Restructure (in thousands)	$513	$(266)	$247	$(198)	$49	$(49)	$—

11. Supplemental Financial Information

Inventories (in thousands):	September 30, 2015	December 31, 2014
Raw materials	$3,386	$3,041
Work-in-process	130	162
Finished goods	3,259	6,184
Inventories	$6,775	$9,387

Accounts Receivable (in thousands):	September 30, 2015	December 31, 2014
Accounts receivable	$3,502	$4,379
Allowance for doubtful accounts	(188)	(87)
Accounts receivable - net	$3,314	$4,292

Property and Equipment (in thousands):	September 30, 2015	December 31, 2014
Property and equipment - at cost	$22,008	$22,435
Less accumulated depreciation	(16,579)	(18,624)
Construction-in-Progress	2,984	1,261
Property and equipment - net	$8,413	$5,072

Other Current Liabilities (in thousands):	September 30, 2015	December 31, 2014
Accrued clinical trial expenses	$780	$1,858
Accrued license fees	41	65
All other	2,413	1,250
Other current liabilities	$3,234	$3,173

	Three months ended September 30,		Nine months ended September 30,
Product Reporting:	2015	2014	2015	2014
Revenues:
Instruments	$815	$1,278	$2,433	$2,291
Consumables	4,073	2,410	11,791	7,352
Total revenues	$4,888	$3,688	$14,224	$9,643

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
In addition, we are currently in development of a next generation Verigene system that will deliver improved user interface. This system is designed to provide reduced time to result, improved user interface, including a single room temperature cartridge all in a fully automated sample to result system with an optimized footprint. We plan to begin clinical trials by the end of 2015.
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
Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark ("CE IVD Mark") regulatory status of our current and near term applications of genetic and infectious disease tests on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Respiratory Pathogens/Expanded Panel (RP Flex)	510(k) cleared	CE IVD Marked
Bloodstream Infection (BSI) Panels
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	510(k) cleared	CE IVD Marked
C. difficile (CDF)	510(k) cleared	CE IVD Marked
Enteric Panel (EP)	510(k) cleared
Enteric Panel on Next Gen Verigene platform (EP)	In development	In development
Human Pharmacogenetic Assays:
Warfarin Metabolism (CYP2C9)	510(k) cleared(3)	CE IVD Marked
Hypercoagulation (FV, FII, MTHFR Panel)	510(k) cleared(3)	CE IVD Marked
CYP2C19 Genetic Variance	510(k) cleared	CE IVD Marked

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
The RV+ test has been further expanded to include additional viral and bacterial respiratory pathogens. This expanded panel, RP Flex, is designed to enable hospital-based laboratories to identify complex infections for a broader patient population. We obtained CE IVD Mark for the RP Flex in the second quarter of 2015 and received 510(k) clearance in the third quarter of 2015. The RP Flex contains a panel of 16 viral and bacterial targets and allows for the selection of any combination of targets for an individual sample. In addition, the RP Flex also provides pricing matched to the targets selected, therefore combining clinical utility with healthcare economics. This flexible panel addresses the varied respiratory testing needs of patients, labs and clinicians with a single comprehensive, yet cost-effective solution.
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
Nanosphere has also developed a multiplexed molecular enteric pathogens (EP) test which tests for a wide spectrum of bacteria and viruses causing gastrointestinal infections. This EP test is a cost-effective alternative to conventional identification methods that are time- and labor-intensive. We received 510(k) clearance from the FDA in October 2014 for our EP test and obtained CE IVD Mark in the second quarter of 2015. In addition, we have a next generation Enteric panel that incorporates our Flex capability that will allow for user selected targets of bacterial, viral and parasitic targets all in a Flex pricing format similar to our recently cleared respiratory Flex panel. We believe these Flexpanels provide clinical and economic value to laboratories, clinicians and providers.
Human and Pharmacogenetic Assays
Pharmacogenomics is a subset of human genetic testing that correlates gene variation with a drug’s efficacy or toxicity. These tests play a key role in the advancement of personalized medicine where drug therapies and dosing are guided by each patient’s genetic makeup. There is a growing demand on laboratories to implement molecular diagnostic testing, but the cost and complexity of existing technologies and the need for specialized personnel and facilities have limited the number of laboratories with these capabilities. The ease-of-use and reduced complexity of the Verigene System enables any hospital to perform these tests.
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
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $8.8 million and $24.9 million for the three and nine month periods ended September 30, 2015 and $9.6 million and $29.6 million for the same periods in 2014. As of September 30, 2015, we had an accumulated deficit of approximately $446.8 million. Our operations to date have been funded principally through capital contributions from investors in six underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%.
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
Cost of Sales
Cost of sales represents the cost of materials, direct labor and other manufacturing overhead costs incurred to produce Verigene cartridges and instruments, as well as royalties on product sales, amortization of purchased intellectual property relevant to products available for sale and depreciation of instruments provided under leases, rentals, and additions to valuation accounts and reserves to reflect future costs of meeting obligations created by the sale of these products. Costs associated with custom assay development contracts also include labor associated with assay development, validation and testing.

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
Three Month Period Ended September 30, 2015 Compared to the Three Month Period Ended September 30, 2014
Revenues
Revenues were $4.9 million for the three months ended September 30, 2015, as compared to $3.7 million for the same period in 2014. This growth in revenue was driven primarily by our expanding customer base and utilization of our test menu to our U.S. microbiology customers, which increased revenues by 69% to $4.1 million. Instrument sales for the three months ended September 2015 were down by $0.5 million when compared with the same period in 2014. There were approximately 26 customer placements during the third quarter of 2015.
Cost of Sales
Cost of sales increased to $3.9 million for the three months ended September 30, 2015 from $2.4 million in the same period of 2014. This 66% increase in cost of goods sold was due to the following: (1) a 32% increase in revenues, (2) an increase to our warranty and inventory reserve of $0.5 million due to recent experience and (3) additional expense of $0.25 million related to leased evaluation equipment held at customer locations.
Net of these specific reserves, cost of goods sold was $3.1 million, a 29% increase when compared to the same period last year, due primarily to the increased cartridge sales during the third quarter of 2015.
Gross Margin
Gross margins decreased to 20% in the three months ended September 30, 2015 from 36% in the same period of 2014. This decrease of 16% is due to the items discussed in cost of sales above.
Net of these specific reserves, gross margin was 36%, and remained flat when compared with the same period in 2014.
Research and Development Expenses
Research and development expenses were $3.5 million for the three months ended September 30, 2015 compared to $5.5 million for the same period in 2014. This decrease is due to reduced spending on clinical trials as we completed our study of the Enteric assays, and the reduction in workforce that took place at the beginning of 2015.

Sales, General and Administrative Expenses
Sales, general and administrative expenses increased slightly in the three months ended September 30, 2015 to $5.4 million from $5.1 million during the same period in 2014. This $0.3 million increase is primarily due to an increase in legal, accounting and financial services provided to the Company to support our finance organization.

Nine month Period Ended September 30, 2015 Compared to the Nine month Period Ended September 30, 2014
Revenues
Revenues were $14.2 million for the nine month period ended September 30, 2015, as compared to $9.6 million for same period in 2014. This growth in revenue was driven primarily by our expanding customer base and utilization of our test menu to our U.S. microbiology customers, which increased revenues by 60% to $11.8 million. Instrument sales grew over 6% to $2.4 million, and there were approximately 76 customer placements during the first nine months of 2015.
Cost of Sales
Cost of sales was $8.8 million for the nine month period ended September 30, 2015 compared to $6.1 million for the nine month period ended September 30, 2014. This 45% increase in cost of goods sold was due to an increase in our revenues.
Net of these specific reserves, cost of goods sold was $8.0 million, a 31% increase when compared to the same period last year, due primarily to the increased cartridge and instrument sales during the course of the year.
Gross Margin
Gross margins increased to 38% for the nine months period ended September 30, 2015, from 37% in the same period in 2014.
Net of these specific reserves, gross margin is at 43%, an increase of 6% when compared with the same period in 2014. This improvement in margin is attributed to operational efficiencies.
Research and Development Expenses
Research and development expenses was $11.6 million for the nine month period ended September 30, 2015, a decrease of $3.1 million from $14.7 million for the nine month period ended September 30, 2014. This decrease was primarily due to the reduction in staffing and associated travel expenses. Clinical trial expenses were higher in the first quarter of 2014 due to the clinical study work associated with our Enteric panel, which is now complete.
Sales, General and Administrative Expenses
Sales, general and administrative expenses was $16.2 million for the nine month period ended September 30, 2015, a decrease of $1.2 million from $17.4 million for the same period in 2014. There was an overall decrease in travel expenses of $0.4 million, and marketing expenses of $0.1 million in the nine months ended September 30, 2015.
Liquidity and Capital Resources
From our inception in December 1999 through September 30, 2015, we have received net proceeds of $103.9 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, $18.5 million from our October 2014 underwritten public offering of common stock, $4.0 million from our May 2015 registered direct offering of series A convertible preferred stock and concurrent private placement of common stock warrants, $4.0 million from our June 2015 registered direct offering of series B convertible preferred stock and concurrent private placement of common stock warrants, and $10.3 million from government grants. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of September 30, 2015, we had an accumulated deficit of approximately $446.8 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
We do not anticipate achieving positive operating cash flow in at least the next twelve months. After giving effect to our recent reduction in force in January 2015, the elimination of certain open positions as of December 31, 2014, our convertible preferred and common stock warrant offerings that we completed in May and June 2015, our new $30.0 million term loan facility that we entered into in May 2015, and the concurrent termination of our loan facility with Silicon Valley Bank and Oxford Finance, LLC, our current and anticipated cash resources will likely be insufficient to support currently forecasted operations beyond the next six months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. In addition, our current term loan facility provides for minimum quarterly amortization ratios of (i) the aggregate of our cash operating expenses, cash interest expenses and capital expenditures, to (ii) our gross profits. We did not meet the required amortization ratio of 3.5 for the quarter ended September 30, 2015, and we may not achieve the required amortization ratio of 2.6 for the quarter ending December 31, 2015. If we fail to satisfy the required amortization ratio for any two out of three successive quarters, the date on which the first amortization payment is due under the term loan facility would accelerate to the next following payment date, and the minimum quarterly amortization rate would increase to approximately $3.3 million, resulting in a payoff of the current amount outstanding under the term loan facility in six fiscal quarters.
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
As of September 30, 2015, we had $16.3 million in cash and cash equivalents, which includes $4.0 million restricted cash, as compared to $21.1 million at December 31, 2014, a decrease $4.8 million. The decrease in cash and cash equivalents was principally due to the net proceeds received for the debt and equity financing of approximately $17.2 million, offset with the use of cash in operating activities of $20.6 million and investing activities of approximately $5.2 million. Net cash used in operating activities decreased $5.7 million from $26.3 million to $20.6 million for the nine months ended September 30, 2014 and 2015, respectively. This reduction is due to increased revenue and margins, improved inventory and cash management, including the timeliness of collections of accounts receivables.
Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2015, compared to $2.1 million for the same period in 2014, due to the restricted cash balance of $4.0 million required by our new term loan facility, offset by reduced capital expenditures.
There was net $17.2 million provided by our debt and equity financing activities during the nine months ended September 30, 2015, compared to $0.5 million of cash provided by financing activities for the same period in 2014, due to proceeds from our stock option exercises offset by payment on our debt.
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

Indefinite-lived Asset Impairment Assessment

We continue to monitor our performance and do not believe an event has occurred that would result in an indefinite-lived asset impairment at quarter end. However, if results continue to decline, it would result in revisions to management’s estimates of the fair value of the Company’s indefinite-lived assets and may result in future impairment charges.

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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities as of September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is currently confined to our cash and cash equivalents. We have not used derivative financial instruments for speculation or trading purposes. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2015 included amounts in bank checking and liquid money market accounts. As a result, we believe we have minimal interest rate risk; however, a one percentage point increase or decrease in the average interest rate on our portfolio, if such a decrease were possible, would have reduced interest income to zero for the three month period ended September 30, 2015.

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Statements of Stockholders’ Equity (unaudited), (iv) Condensed Statements of Cash Flows (unaudited), and (v) Notes to unaudited Condensed Financial Statements.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer
Date: November 9, 2015

By:	/s/ Farzana Moinuddin
Farzana Moinuddin
Interim Chief Financial Officer and Treasurer
Date: November 9, 2015