Form 10-K
period 2015-12-31
NANOSPHERE INC
filed 2016-02-24
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23.5 million based on the closing sale price for the registrant’s common stock on the NASDAQ Capital Market on that date of $3.24 per share. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 19, 2016, there were 12,170,248 outstanding shares of common stock. The common stock is listed on the NASDAQ Capital Market (trading symbol “NSPH”).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2015, to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 14, 2016, are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2015. Except as specifically incorporated herein by reference, the above mentioned Proxy Statement is not deemed filed as part of this report.

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
These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I.
Item 1. Business.
References herein to “we”, “us”, “our”, or “the Company” refer to Nanosphere, Inc., unless the context specifically requires otherwise.
Overview
We develop, manufacture and market an advanced molecular diagnostics platform, the Verigene® System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology provides the ability to detect multiple targets simultaneously in a single sample. We are dedicated to enhancing medicine by providing targeted molecular diagnostic tests for infectious diseases and associated drug resistance markers that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. The Verigene System includes a bench-top molecular diagnostics workstation and single use consumable for on demand testing.
We believe the Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing”. It provides lower cost solutions for laboratories not already performing molecular diagnostic testing and enables the full range of hospital laboratories and hospitals without advanced diagnostic capabilities to perform molecular genetics and infectious disease testing. Our unique ability to detect proteins, in addition to genetic and drug resistant markers , at sensitivity levels considerably higher than current methods for certain targets, may enhancing the viability and clinical utility of both new and existing biomarkers potentially allowing for earlier detection and intervention for various disease states.
Our test offering has the potential and has been shown to improve patient outcomes compared to current culture based microbiology methods by providing rapid and clinically actionable results that can reduce mortality, reduce the use of and costs associated with unnecessary antibiotics and associated drug resistance, and improve healthcare economics
In addition to our menu of infectious disease tests, we are currently developing a next generation Verigene system that will deliver improved user experience. This system is designed to provide reduced time to result, improved user interface, including a single room temperature cartridge all in a fully automated sample to result system with an optimized footprint.
At this time, we believe our current Verigene System instrument inventory levels are sufficient to meet demand. With our next generation Verigene System in development, we will closely monitor inventory levels and forecasted sales to manage our investment to meet demand while managing the risk of obsolete inventory. A significant portion of our inventory is instruments held at outside customers for evaluation prior to purchase. These instruments may not convert to sales and may be returned to the Company. If returned, these instruments are refurbished and remain available for sale inventory. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demands and market conditions. If actual future demands or market conditions are less favorable than those projected by management, inventory write-downs may be required.
Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Respiratory Pathogens/Expanded Panel (RP Flex)	510(k) cleared	CE IVD Marked
Bloodstream Infection (BSI) Panels
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	510(k) cleared	CE IVD Marked
• Blood Culture – Yeast (BC-Y)	In development	In development
C. difficile (CDF)	510(k) cleared	CE IVD Marked
Enteric Panel (EP)	510(k) cleared	CE IVD Marked
Enteric Panel on Atlas platform (EP)	In development	In development

(1)
For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” in this Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” in this Annual Report on Form 10-K for the year ended December 31, 2015.
The following table lists our international regulatory submissions and status thereof:

International Submissions & Approvals	Country
Assay	Saudi Arabia	Mexico	Japan	South Korea
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	Approved	Approved
Blood Culture – Gram Positive (BC-GP)	Approved	Approved	Submitted	Submitted
Blood Culture – Gram Negative (BC-GN)	Approved		Submitted
C. difficile (CDF)	Approved
Human Pharmacogenetic Assays:
Hypercoagulation (FV, FII, MTHFR Panel)	Approved
CYP2C19 Genetic Variance				Submitted
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
The RV+ test has been further expanded to include additional viral and bacterial respiratory pathogens. This expanded panel, the RP Flex assay ("RP Flex"), is designed to enable hospital-based laboratories to identify complex infections for a broader patient population. We obtained CE IVD Mark for the RP Flex in the second quarter of 2015 and received 510(k) clearance in the third quarter of 2015. The RP Flex contains a panel of 16 viral and bacterial targets and allows for the selection of any combination of targets for an individual sample. In addition, the RP Flex also provides pricing matched to the targets selected, therefore combining clinical utility with healthcare economics in a manner currently unavailable from any of our competitors. This flexible panel addresses the varied respiratory testing needs of patients, labs and clinicians with a single comprehensive, yet cost-effective solution.
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
Nanosphere has also developed a multiplexed molecular enteric pathogens (EP) test which tests for a wide spectrum of bacteria and viruses causing gastrointestinal infections. This EP test is a cost-effective alternative to conventional identification methods that are time- and labor-intensive. We received 510(k) clearance from the FDA in October 2014 for our EP test and obtained CE IVD Mark in the second quarter of 2015. In addition, we have a next generation Enteric panel that incorporates our Flex capability that will allow for user selected targets of bacterial, viral and parasitic targets all in a Flex pricing format similar to our recently cleared respiratory Flex panel. We believe these Flex panels provide clinical and economic value to laboratories, clinicians and providers.
Human and Pharmacogenetic Assays
While our core focus is in the infectious disease applications, we also offer a limited menu of human and pharmacogenetic assays on our original Verigene processor and distribute into limited customer base in the U.S. and certain international markets.
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
In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a CYP2C19 genetic variance test which we do not currently market in the U.S. This assay was CE IVD Marked during the first quarter of 2011 and is distributed in certain international markets. This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of CYP2C19-metabolized therapeutic agents including clopidogrel, more commonly known by the trade name Plavix™.
Ultra-Sensitive and Multiplexed Protein Assays
We also have the capability to detect proteins at high sensitivity, either alone or in combination with nucleic acid targets. In the future, we may develop diagnostic tests for markers utilizing this ultra-sensitive capability that can be used to diagnose a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.
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
Our Technology
We believe our technology will drive broad usage of ultra-sensitive and multiplexed genomic and protein diagnostics in clinical laboratories, much as enzyme-linked immunosorbent assay, or ELISA, technology accelerated the use of protein testing in the 1970s and 1980s and the polymerase chain reaction, or PCR, catalyzed the emergence of nucleic acid diagnostics in the 1990s.
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
Intellectual Property
As of December 31, 2015, our patent portfolio is comprised, on a worldwide basis, of 192 issued patents and five pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately nine different technological claims and the pending patent applications cover approximately three additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern in May 2000, replaced and superseded in January 2006, and they generally cover our core technology, including nanotechnology-based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We cannot assure that any of our licenses will continue in force for as long as we require for the development and commercialization of our products, and the early termination of these agreements could delay or prevent us from being able to commercialize our products. As our patent rights expire over time, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2015, we have non-exclusive licenses for at least 29 U.S. patents that cover eight different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2016 to 2028. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.

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

•
Enhancing Performance of Established Product Systems and Developing New Applications: Our 2006 license agreement with Northwestern provided us with an exclusive license to certain existing patents and patent applications owned by Northwestern and future inventions developed by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules. The license is limited to discoveries in the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations through January 1, 2013. Thereafter, the license provides that the Company continues to have the first right to an exclusive license for all discoveries the developed by Northwestern in the Biodiagnostics Field, however, the economic terms are to be negotiated in good faith by both parties. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.

Employees
As of December 31, 2015, we had 148 full-time employees. Of these employees, 41 were in research and development, 41 were in manufacturing (in support of both product sales and the research and development function), 41 were in sales and marketing and 25 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.
Manufacturing
We assemble and package all our finished products at our corporate headquarters in Northbrook, Illinois. Our manufacturing facility occupies approximately 13,797 square feet of the 48,470 square feet, which we lease at our Northbrook facility. There, we manufacture our proprietary nanoparticle probes, assay reagents, test cartridges and instrumentation. We outsource much of the disposable component molding. Reagent manufacturing and cartridge filling is performed under the current Good Manufacturing Practices - Quality System Regulation as required by the FDA for the manufacture of in vitro diagnostic products. These regulations carefully control the manufacture, testing and release of diagnostics products as well as raw material receipt and control.
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
Competition
We primarily face competition in the nucleic acid based testing market from companies that provide PCR-based technologies. We believe that, over time, the Verigene System will compete with these companies primarily on the following factors: (1) clinical performance; (2) cost effectiveness; (3) ease of use; (4) multiplexing capability; (5) range of tests offered; (6) immediacy of results; and (7) reliability.
The Company is now focused primarily on molecular based infectious disease markets and therefore has identified bioMérieux (through its subsidiary BioFire Diagnostics), Becton Dickinson, GenMark Diagnostics, Cepheid, and Luminex as potential competitors.
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
We have incurred significant losses in each fiscal year since our inception, including net losses of $30.6 million, and $39.1 million and in the years ended December 31, 2015, and 2014 respectively. As of December 31, 2015, we had an accumulated deficit of approximately $452.5 million. Our losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. In recent years, we have incurred significant costs in connection with the development of the Verigene System and its test menu. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product, and simultaneously develop new products. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when we will become profitable. The Company’s recurring losses from operations and continued use of cash to fund operations raise substantial doubt about our ability to continue as a going concern.
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
The report of our independent registered public accounting firm on our 2015 financial statements contains an explanatory paragraph regarding our ability to continue as a going concern which may increase attention by current and future customers, vendors and future investors on our financial position. We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern without additional financing. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our 2015 financial statements with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing.
The explanatory paragraph in the report of our independent registered public accounting firm may increase awareness and concern of our financial position and impact our relationships with current and future customers, vendors and investors.
We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2015 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We will require additional capital to continue as a going concern.
We currently do not have sufficient capital to fully fund the activities needed to commercialize and market our full panel of assays for the Verigene Processor SP to generate net income. As of December 31, 2015, we had approximately $19.1 million of cash and cash equivalents, of which $4.0 million is restricted, and we anticipate having less than twelve months’ worth of sufficient cash on hand and cash from future operations to fund our operations. At our current cash utilization rate, as of December 31, 2015, we have approximately nine months of sufficient capital to fund our operations. The Company's current and anticipated cash resources will likely be insufficient to support currently forecasted operations within one year after the date that the financial statements are issued.
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

Our current and anticipated cash resources will likely be insufficient to support currently forecasted operations beyond the next nine months, and we will need additional debt or equity financing in the future to execute our business plan and to be able to continue as a going concern. The Company received a deficiency notice from Nasdaq on January 25, 2016, regarding the Company’s failure to satisfy the minimum bid price as further described in footnote 14 to the financial statements. If in the future, we fail to satisfy the continued listing standards of NASDAQ, we may not be able to sell shares of our common stock. Market conditions, including the current historically very low price for our common stock, will likely limit our ability to raise capital on favorable terms, or at all, and the terms of any public or private offerings of debt or equity securities likely would be significantly dilutive to existing shareholders. Management also believes that, if necessary, it can implement plans in the short term to conserve existing cash should additional financing activities be delayed. Capital outlays and operating expenditures that would otherwise increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products may need to be curtailed, which may not be advantageous for the Company’s business operations.
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
If we default on our loan agreement with NSPH Funding, LLC and SWK Funding, LLC, we may not be able to continue as a going concern.
Under the terms of our loan agreement with NSPH Funding, LLC, an affiliate of Life Sciences Alternative Funding LLC, and SWK Funding, LLC, a material adverse change in the Company’s financial condition could trigger an event of default. If an event of default occurs, all amounts owing under the loan agreement, currently approximately $20 million, would become immediately due and payable and the lenders could move against the collateral, including the seizure of our cash and cash equivalents that we maintain in restricted accounts. If an event of default were to occur, such actions by the collateral agent would have an immediate and substantial negative effect on our ability to continue as a going concern, as it would reduce our cash reserves to approximately $15.1 million as of December 31, 2015 which at our current cash utilization rate would provide working capital for approximately nine months from that date.
A significant amount of our inventory consists of instruments held by prospective customers who are evaluating our products and may not be converted to revenue on the timeframe that we anticipate or at all.
As of December 31, 2015, approximately $2.6 million of our inventory consisted of Verigene Processor SP instruments held by customers who are evaluating and testing our products. If a material number of these prospective customers do not adopt the Verigene System or the Processor SP within the time periods that we estimate or at all, then we will not be able to convert the inventory held by these customers to revenues. If we are unable to sell this inventory to other customers or if it becomes obsolete as we develop Atlas, our next generation Processor SP, we may be required to write off a significant portion of this inventory.

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
We expect capital outlays and operating expenditures to increase over the next few years as we expand our infrastructure, commercialization, manufacturing, and research and development activities. Our current cash and cash equivalents are not sufficient to meet our estimated needs for the next twelve months. We operate in a market that makes our prospects difficult to evaluate, and we will need additional financing to execute on our current or future business strategies. The amount and the timing of the additional capital we will need to raise depend on many factors, including, but not limited to:

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
We currently have significant net operating losses ("NOLs") and tax credits that may be used to offset future taxable income. We have provided a valuation allowance for the full amount of our NOLs and tax credits. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. Our underwritten public offering of common stock or future changes in our stock ownership, some of which are outside of our control, could result, or likely has resulted, in an ownership change under Sections 382 and 383.
The adverse capital and credit market conditions could continue to affect our liquidity.
Adverse capital and credit market conditions could continue to affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by continued disruptions in the capital and credit markets.
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
As of December 31, 2015, our patent portfolio is comprised, on a worldwide basis, of 192 issued patents and five pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately nine different technological claims and the pending patent applications cover approximately three additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern in May 2000, replaced and superseded in January 2006, and they generally cover our core technology, including nanotechnology-based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We cannot assure that any of our licenses will continue in force for as long as we require for the development and commercialization of our products, and the early termination of these agreements could delay or prevent us from being able to commercialize our products. As our patent rights expire over time, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2015, we have non-exclusive licenses for at least 29 U.S. patents that cover eight different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2016 to 2028. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
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
In addition, the stock market in general, the NASDAQ Capital Market, and the market for diagnostics companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.
Our stock price has in the past and may in the future not meet the minimum bid price for continued listing on the Nasdaq

Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The NASDAQ Capital Market or if we are unable to transfer our listing to another national securities exchange or stock market.
On January 25, 2016, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”), notifying us that, for the last 30 consecutive business days, the closing bid price of our common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market pursuant to Listing Rule 5550(a)(2) (“Minimum Bid Price Rule”). In accordance with NASDAQ Listing Rules, we have been given 180 calendar days, or until July 25, 2016, to regain compliance with the Minimum Bid Price. If, at any time before July 25, 2016, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the Minimum Bid Price Rule. During this 180 calendar day period, we also may submit a plan to regain compliance to NASDAQ and may request up to an additional 180 calendar days to complete the plan. There can be no assurance that we will regain compliance or maintain the listing of our common stock on the NASDAQ Capital Market or qualify to transfer the listing of our common stock to another national securities exchange or stock market. Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our 2015 fiscal year. Management is responsible for implementing controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we have implemented the internal controls that we feel are necessary to comply with Section 404 of the Sarbanes Oxley Act, these controls may become inadequate because of changes in conditions, or the degree of compliance with these policies or procedures may deteriorate.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our administrative, executive, research and development, and manufacturing functions are all located at a 48,470 square foot leased facility in Northbrook, Illinois. The lease for our Northbrook facility expires in May 2017. We do not own any real property.
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

	High	Low
Fiscal year ended December 31, 2015
First Quarter	$8.98	$4.34
Second Quarter	5.80	3.01
Third Quarter	3.64	1.58
Fourth Quarter	2.12	0.48
Fiscal year ended December 31, 2014
First Quarter	$59.40	$40.20
Second Quarter	45.60	24.00
Third Quarter	35.40	10.80
Fourth Quarter	25.40	6.40
Stockholders
The last reported sale price of common stock on February 19, 2016 as reported on the NASDAQ Capital Market was $0.61. As of February 19, 2016, there were 44 holders of record and over 5,000 beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not expect to pay any dividends for the foreseeable future. Our Loan Agreement also restricts our ability to pay cash dividends and certain other payments. We currently intend to retain any future earnings to fund the operation, development and expansion of our business. Any future determination to pay dividends will be at the sole discretion of our board of directors and will depend upon a number of factors, including our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in our current and future debt arrangements, and other factors our board of directors may deem relevant.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 with respect to shares of the Company’s common stock that may be issued pursuant to outstanding options under the 2007 Plan and 2014 Plan. The 2014 Plan is the Company’s only equity compensation plan under which grants can be made. Stockholders approved the Company’s 2007 Plan on March 27, 2007 and the 2014 Plan on May 28, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted Average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by stockholders	632,204	$20.81	781,223
Equity compensation plans not approved by stockholders	—	—	—
Total	632,204	$20.81	781,223

Item 6. Selected Financial Data.
Not applicable.
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
Business Overview
We develop, manufacture and market an advanced molecular diagnostics platform, the Verigene® System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. Our proprietary nanoparticle technology provides the ability to detect multiple targets simultaneously in a single sample. We are dedicated to enhancing medicine by providing targeted molecular diagnostic tests for infectious diseases and associated drug resistance markers that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. The Verigene System includes a bench-top molecular diagnostics workstation and single use consumable for on demand testing.
We believe the Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing”. It provides lower cost solutions for laboratories not already performing molecular diagnostic testing and enables the full range of hospital laboratories and hospitals without advanced diagnostic capabilities to perform molecular genetics and infectious disease testing. Our unique ability to detect proteins, in addition to genetic and drug resistant markers, at sensitivity levels considerably higher than current methods for certain targets, may enhancing the viability and clinical utility of both new and existing biomarkers potentially allowing for earlier detection and intervention for various disease states.
Our test offering has the potential and has been shown to improve patient outcomes compared to current culture based microbiology methods by providing rapid and clinically actionable results that can reduce mortality, reduce the use of and costs associated with unnecessary antibiotics and associated drug resistance, and improve healthcare economics.
In addition to our menu of infectious disease tests, we are currently developing a next generation Verigene system that will deliver improved user experience. This system is designed to provide reduced time to result, improved user interface, including a single room temperature cartridge all in a fully automated sample to result system with an optimized footprint.
At this time, we believe our current Verigene System instrument inventory levels are sufficient to meet demand. With our next generation Verigene System in development, we will closely monitor inventory levels and forecasted sales to manage our investment to meet demand while managing the risk of obsolete inventory. A significant portion of our inventory is instruments held at outside customers for evaluation prior to purchase. These instruments may not convert to sales and may be returned to the Company. If returned, these instruments are refurbished and remain available for sale inventory. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demands and market conditions. If actual future demands or market conditions are less favorable than those projected by management, inventory write-downs may be required.
Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark (“CE IVD Mark”) regulatory status of our near-term genomic and protein assays on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Respiratory Pathogens/Expanded Panel (RP Flex)	Submitted 12/22/2014	CE IVD Marked
Bloodstream Infection (BSI) Panels
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	510(k) cleared	CE IVD Marked
• Blood Culture – Yeast (BC-Y)	In development	In development
C. difficile (CDF)	510(k) cleared	CE IVD Marked
Enteric Panel (EP)	510(k) cleared	CE IVD Marked
Enteric Panel on Atlas platform (EP)	In development	In development

(1)
For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” in this Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” in this Annual Report on Form 10-K for the year ended December 31, 2015.
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
The RV+ test has been further expanded to include additional viral and bacterial respiratory pathogens. This expanded panel, the the RP Flex assay ("RP Flex"), is designed to enable hospital-based laboratories to identify complex infections for a broader patient population. We obtained CE IVD Mark for the RP Flex in the second quarter of 2015 and received 510(k) clearance in the third quarter of 2015. The RP Flex contains a panel of 16 viral and bacterial targets and allows for the selection of any combination of targets for an individual sample. In addition, the RP Flex also provides pricing matched to the targets selected, therefore combining clinical utility with healthcare economics. This flexible panel addresses the varied respiratory testing needs of patients, labs and clinicians with a single comprehensive, yet cost-effective solution.

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
Nanosphere has also developed a multiplexed molecular enteric pathogens (EP) test which tests for a wide spectrum of bacteria and viruses causing gastrointestinal infections. This EP test is a cost-effective alternative to conventional identification methods that are time- and labor-intensive. We received 510(k) clearance from the FDA in October 2014 for our EP test and obtained CE IVD Mark in the second quarter of 2015. In addition, we have a next generation Enteric panel that incorporates our Flex capability that will allow for user selected targets of bacterial, viral and parasitic targets all in a Flex pricing format similar to our recently cleared respiratory Flex panel. We believe these Flex panels provide clinical and economic value to laboratories, clinicians and providers.
Human and Pharmacogenetic Assays
While our core focus is in the infectious disease applications, we also offer a limited menu of human and pharmacogenetic assays on our original Verigene processor and distribute into limited customer base in the U.S. and certain international markets.
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
In the fourth quarter of 2012 we received 510(k) clearance from the FDA for a CYP2C19 genetic variance test which we do not currently market in the U.S. This assay was CE IVD Marked during the first quarter of 2011 and is distributed in certain international markets. This test detects variances in the cytochrome P-450 2C19 gene. These genetic variances are associated with deficient metabolism of CYP2C19-metabolized therapeutic agents including clopidogrel, more commonly known by the trade name Plavix™.
Ultra-Sensitive and Multiplexed Protein Assays
We also have the capability to detect proteins at high sensitivity, either alone or in combination with nucleic acid targets. In the future, we may develop diagnostic tests for markers utilizing this ultra-sensitive capability that can be used to diagnose a variety of medical conditions including cardiovascular, respiratory, cancer, autoimmune, neurodegenerative and other diseases.

Intellectual Property
As of December 31, 2015, our patent portfolio is comprised, on a worldwide basis, of 192 issued patents and five pending patent applications which we own directly or for which we are the exclusive licensee. Some of these patents and patent applications derive from a common parent patent application or are foreign counterpart patent applications and relate to similar or identical technological claims. The issued patents cover approximately nine different technological claims and the pending patent applications cover approximately three additional technological claims.
Many of our issued and pending patents were exclusively licensed from the International Institute for Nanotechnology at Northwestern in May 2000, replaced and superseded in January 2006, and they generally cover our core technology, including nanotechnology-based biodiagnostics and biobarcode technology. Our issued patents expire between 2017 and 2025. We cannot assure that any of our licenses will continue in force for as long as we require for the development and commercialization of our products, and the early termination of these agreements could delay or prevent us from being able to commercialize our products. As our patent rights expire over time, we may not have commercially meaningful protection for our products or a commercial advantage against our competitors or their competitive products or processes. We believe our patent portfolio provides protection against other companies offering products employing the same technologies and methods as we have patented. While we believe our patent portfolio establishes a proprietary position, there are many competitive products utilizing other technologies that do not infringe on our patents.
In addition, as of December 31, 2015, we have non-exclusive licenses for at least 29 U.S. patents that cover eight different technological claims from various third parties. Most of these license agreements require us to pay the licensor royalty fees that typically expire upon the patent expiration dates, which range from 2016 to 2028. These license agreements are non-exclusive and do not create a proprietary position. The expiration of these non-exclusive licenses will result in the termination of certain royalty payments by us to the licensors.
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

Cost of Sales
Cost of sales represents the direct cost incurred to manufacture and package products. Cost of sales includes labor costs for employees involved in the production process and the cost of raw materials and components used to produce the Verigene cartridges and instruments. Cost of sales also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other support services. Other costs in this category include depreciation of fixed assets, amortization of purchased intellectual property, royalties on product sales, utility costs, freight, operating lease expenses and other general manufacturing expenses.
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
Other Income
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
Fiscal 2015 Compared to 2014
Revenues
Revenues in 2015 were $21.1 million as compared to $14.3 million in 2014, driven by a $6.3 million increase in consumable sales, and $0.5 million increase in instrument sales. The consumable increase was driven primarily by an increase in our infectious disease customer base and our expanded blood culture test menus. New customer placements for the fourth quarter 2015 were 34, totaling 109 for the full year ended December 31, 2015.
Cost of Sales & Gross Margin
Cost of sales in 2015 were $12.4 million, as compared to $8.5 million in 2014, an increase proportional to the increase in product sales revenues and expanded blood culture test menus. Gross margins for 2015 were 41.4% as compared to 40.5% in 2014.
Gross margin remained relatively flat due to the following: (1) an increase to our warranty and inventory reserves of $0.3 million due to recent experience, and (2) additional depreciation expense of $0.5 million related to an increase in leased evaluation equipment held at customer locations.
Net of these specific reserves, cost of goods sold was $11.5 million, a 35.3% increase when compared to 2014, due primarily to the increased cartridge sales during the year, and gross margin, net of these specific reserves, was at 45.4%, an increase of 490 basis points when compared to 2014, primarily due to operational efficiencies.

Research and Development Expenses
Research and development expenses in 2015 were $15.2 million, as compared to $21.7 million for 2014. This $6.5 million decrease in research and development expenses resulted primarily from the completion of clinical trials related to Enteric and RP Flex assays.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased to $20.7 million in 2015, from $21.8 million in 2014, primarily due to a decrease in equity compensation expense related to the to the reduction in fair value of options granted in recent years compared to prior years.
Restructuring Expenses
Restructuring expenses of $0.5 million were recognized during the year 2015, in relation to severance costs associated with the reduction in workforce that occurred in January 2015, at which time the Company eliminated certain full time positions. All amounts were paid out during 2015. There were no restructuring costs in 2014.
Interest Expense
Interest expense was $2.9 million in 2015 as compared to $1.4 million in 2014. The increase was due to the new debt facility we entered into in May 2015.
Other Income
Other income was less than $0.1 million for each of 2015 and 2014.
Liquidity and Capital Resources
From our inception in December 1999 through December 31, 2015, we have received net proceeds of $141.8 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, $18.5 million from our October 2014 underwritten public offering of common stock, $19.0 million from our May 2015 issuance of debt and warrants, $4.0 million from our May 2015 issuance of convertible preferred stock, $4.0 million from our June 2015 issuance of convertible preferred stock, and $9.2 million from our December 2015 issuance of preferred stock and common stock. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of December 31, 2015, we had an accumulated deficit of approximately $452.5 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
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
As of December 31, 2015, we had $19.1 million in cash and cash equivalents of which $4.0 million is restricted, compared to $21.1 million at December 31, 2014. Cash used in operations of $25.6 million for the year ended December 31, 2015 was an improvement of $9.3 million as compared to $34.9 million in the year ended December 31, 2014, due to the increased revenues of $6.8 million, and decreased spending in research and development costs of $6.5 million due to the completion of clinical trial studies on Enteric and RP flex tests.
Net cash used in investing activities increased to $6.7 million for the year ended December 31, 2015, compared to $2.5 million for the year ended December 31, 2014, due primarily to the restricted cash of $4 million.
There was $26.3 million of new cash provided by financing activities for the year ended December 31, 2015. In May 2015, the Company received $20 million of a loan facility, and paid down its debt facility with SVB/ Oxford. The company further received a total of net proceeds of $17.2 million in its offering of its Series A, Series B, and Series C of preferred shares and Unit A common stock. There was $17.0 million of net cash provided by financing activities for the year ended December 31, 2014. In October 2014, the Company received $18.5 million in net proceeds from its underwritten public offering of common stock and $0.6 million in proceeds from the exercise of stock options. Also in 2014, the Company made $2.1 million in debt payments.
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
Contractual Obligations and Commitments
As of December 31, 2015, the annual amounts of future minimum payments under certain of our contractual obligations were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$20,000	$—	$4,500	$12,667	$2,833
Interest on debt (1)(2)	11,040	2,528	4,784	2,603	1,125
Operating lease	1,142	$793	349	—	—
Total	$32,182	$3,321	$9,633	$15,270	$3,958

(1)
This table is prepared in accordance with our contractual terms. See footnote 3, Liquidity and Capital Resources, and footnote 4, Debt, to our financial statements for further discussion related to our debt.

(2)	Includes $1.0 million final payment which is being accreted through the end of the debt term.
License Agreements
We have entered into several nonexclusive license agreements with various companies covering certain technologies that are embedded in the Company’s diagnostic instruments and diagnostic test products. Since inception, we have paid aggregate initial license fees of $3.6 million for these licenses, and have agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12%. Royalties on net sales are classified in cost of sales. Certain of these licenses expired, and the remaining licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2016 to 2028.
Our 2006 license agreement with Northwestern provided us with an exclusive license to certain existing patents and patent applications owned by Northwestern and future inventions developed by Northwestern that are related to (1) nanotechnology, which technology involves a particle where no single dimension is greater than 100 nanometers, and (2) biobarcode technology, which is analysis where oligonucleotides act as surrogate targets or reporter molecules. The license is limited to discoveries in the “Biodiagnostics Field” defined as qualitative or quantitative in vitro analysis, testing, measurement, or detection of various biodiagnostics field subjects and target combinations through January 1, 2013. Thereafter, the license provides that the Company continues to have the first right to an exclusive license for all discoveries the developed by Northwestern in the Biodiagnostics Field, however, the economic terms are to be negotiated in good faith by both parties.. Our research team utilizes the research and patents developed at Northwestern to develop diagnostic applications including additional genomic and protein testing assays for use in the Verigene System.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet financing or unconsolidated special-purpose entities as of December 31, 2015.
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

Our significant accounting policies are described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
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
Revenue for product sales is recognized when persuasive evidence of an arrangement exists, title and risk of loss is transferred to customers, the price to the buyer is fixed or determinable, and collectability is reasonably assured.
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
Inventories
Inventories are carried at the lower of cost or market, using the first-in, first out method. Certain finished goods inventory is ultimately leased by us rather than sold, and upon the lease date is transferred to Property and equipment and subsequently depreciated to Cost of sales over their useful life. Inventory was $6.1 million and $9.4 million as of December 31, 2015 and 2014, respectively. A significant portion of our inventory is instruments held at outside customers for evaluation prior to purchase.
The Company monitors inventory held at customer sites for evaluation (“Evaluation Equipment”). Upon determination that such Evaluation Equipment is no longer available for sale and is to remain with the customer, Evaluation Equipment is reclassified to property and equipment as leased equipment, which is typically after twelve months following initial placement. During 2015 the Company reclassified $3.3 million of Evaluation Equipment to property and equipment.  The Company commences depreciation on the date of transfer and such Evaluation Equipment is depreciated over a three year period.
Debt with Detachable Warrants
The Company accounts for debt with detachable warrants in accordance with ASC 470:
Debt and allocated proceeds received to the debt and detachable warrants based on relative fair values. The Company assessed the classification of its common stock purchase warrants as of the date of the transaction and determined that such instruments meet the criteria for equity classification. The warrants are reported on the balance sheet as a component of additional paid in capital within stockholders’ equity.
The Company recorded the related issuance costs and value ascribed to the warrants as a reduction of the debt.  The discount is amortized utilizing the effective interest method over the term of the debt.  The unamortized discount, if any, upon repayment of the notes will be expensed to interest expense. The effective interest rate was determined in accordance with ASC Subtopic 470-20. The Company has also evaluated its debt and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation.
The Company evaluated its debt amendments under ASC 470 and determined that the amendments do not qualify as a troubled debt restructuring nor an extinguishment and therefore the effects of the amendments are reflected in future periods as an adjustment to interest expense.
Convertible Preferred Stock
The Company accounts for convertible preferred stock with detachable warrants in accordance with ASC 470:
Debt and allocated proceeds received to the convertible preferred stock and detachable warrants based on relative fair values. The Company evaluated the classification of its convertible preferred stock and warrants and determined that such instruments meet the criteria for equity classification. The Company recorded the related issuance costs and value ascribed to the warrants as a reduction of the convertible preferred stock.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
The following financial statements and the related notes thereto, of Nanosphere, Inc. and the Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nanosphere, Inc.
Northbrook, Illinois

We have audited the accompanying balance sheets of Nanosphere, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, cash flows, and stockholders' equity, for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from continued use of cash to fund operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 24, 2016

Nanosphere, Inc.
Balance Sheets
(dollars in thousands, except share and per share data)

	As of December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$15,107	$21,053
Restricted cash	4,000	—
Accounts receivable - net of allowance for doubtful accounts	4,266	4,292
Inventories	6,061	9,387
Other current assets	403	380
Total current assets	29,837	35,112
Property and Equipment - net of accumulated depreciation	8,895	5,072
Intangible Assets - net of accumulated amortization	1,823	2,080
Other Assets	75	75
Total Assets	$40,630	$42,339
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,769	$1,827
Accrued compensation	1,628	943
Other current liabilities	3,313	3,173
Debt – net	15,340	9,716
Total current liabilities	22,050	15,659

Total liabilities	22,050	15,659
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; 10,000,000 shares authorized:
Series A: no shares issued and outstanding as of December 31, 2015, and 2014, respectively	—	—
Series B: no shares issued and outstanding as of December 31, 2015, and 2014, respectively	—	—
Series C: 8,431.8 shares issued and outstanding as of December 31, 2015, and no shares issued and outstanding as of December 31, 2014	4,003	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 11,570,248 shares and 5,864,755 shares issued and outstanding as of December 31, 2015 and 2014, respectively	116	59
Additional paid-in capital	466,958	448,527
Accumulated deficit	(452,497)	(421,906)
Total stockholders’ equity	18,580	26,680
Total Liabilities and Stockholders' Equity	$40,630	$42,339
See notes to financial statements.

Nanosphere, Inc.
Statements of Operations and Comprehensive Loss
(dollars and shares in thousands, except per share data)

	Years Ended December 31,
	2015	2014
Revenue:
Product sales	$21,072	$14,290
Total revenue	21,072	14,290
Costs and Expenses:
Cost of sales	12,351	8,496
Research and development	15,174	21,667
Sales, general and administrative	20,730	21,817
Restructuring costs	513	—
Total costs and expenses	48,768	51,980
Loss from operations	(27,696)	(37,690)
Other income (expense):
Interest expense	(2,899)	(1,386)
Other income	4	6
Total other expense	(2,895)	(1,380)
Net loss and Comprehensive Loss	$(30,591)	$(39,070)

Deemed dividend on convertible preferred stock due to beneficial conversion feature	$(12,250)	$—
Loss attributable to common shareholders	$(42,841)	$(39,070)

Net loss per common share - basic and diluted	$(6.02)	$(9.35)
Weighted average number of common shares outstanding - basic and diluted	7,120	4,179
See notes to financial statements.

Nanosphere, Inc.
Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(30,591)	$(39,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,464	1,542
Amortization of intangible assets	324	326
Amortization of financing costs, accretion of debt discount	782	312
Loss from disposal of fixed assets	124	—
Share-based compensation	1,036	3,492
Provision for bad debt	114	89
Changes in operating assets and liabilities:
Accounts receivable	(88)	(1,561)
Inventories	573	(1,585)
Other current assets	(23)	(132)
Accounts payable	(84)	108
Accrued and other current liabilities	783	1,550
Net cash used in operating activities	(25,586)	(34,929)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,588)	(2,528)
Investments in intangible assets	(68)	—
Restricted cash balance	(4,000)	—
Net cash used in investing activities	(6,656)	(2,528)
FINANCING ACTIVITIES:
Proceeds from the issuance of debt	20,000	—
Payments on debt	(9,919)	(2,081)
Debt issuance costs	(968)	—
Proceeds from the issuance of convertible preferred stock with warrants	17,720	—
Costs related to the issuance of convertible preferred stock	(1,525)	—
Proceeds from the issuance of Class A units of common stock with warrants	1,081	—
Costs related to the issuance of Class A units of common stock	(93)	—
Net proceeds from the issuance of common stock	—	18,473
Proceeds from stock option exercises	—	651
Net cash provided by financing activities	26,296	17,043
Net (decrease) increase in cash and cash equivalents	(5,946)	(20,414)
Cash and cash equivalents - beginning of year	21,053	41,467
Cash and cash equivalents - end of year	$15,107	$21,053
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of inventory to (from) property and equipment	$2,753	$652
Change in capital expenditures included in accounts payable	69	—
Conversion of convertible preferred stock to common stock	8,187	—
Deemed dividend on conversion of preferred stock to common stock	3,385	—
Deemed dividend on convertible preferred stock, due to beneficial conversion feature	8,865	—
Placement agent warrants in connection with convertible preferred and common stock	1,002	—
Warrants issued with convertible preferred stock	6,388	—
Warrants issued with debt	4,272	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,018	$1,072
See notes to financial statements.

Nanosphere, Inc.
Statements of Stockholders’ Equity
(dollars and shares in thousands)

	Convertible Preferred Stock								Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Total
Balance at January 1, 2014	—	—	—	—	—	—	3,813	$39	$425,931	$(382,836)	$43,134
Share-based compensation	—	—	—	—	—	—	—	—	3,492	—	3,492
Exercise of stock options on common stock	—	—	—	—	—	—	23	—	651	—	651
Issuance of common stock from public offering, net of offering expenses	—	—	—	—	—	—	2,020	20	18,453	—	18,473
Issuance of restricted stock	—	—	—	—	—	—	13	—	—	—	—
Expiration of warrants to acquire common stock	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(3)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(39,070)	(39,070)
Balance at December 31, 2014	—	—	—	—	—	—	5,866	$59	$448,527	$(421,906)	$26,680
Share-based compensation	—	—	—	—	—	—	—	—	1,036	—	1,036
Warrants issued with debt	—	—	—	—	—	—	—	—	4,272	—	4,272
Issuance of Class A Units consisting of Common Stock and Warrants	—	—	—	—	—	—	2,299	23	1,058	—	1,081
Costs related to issuance of Class A Units	—	—	—	—	—	—	—	—	(93)	—	(93)
Issuance of convertible preferred stock	4	4,400	4	4,400	9	8,920	—	—	—	—	17,720
Costs related to the issuance of convertible preferred stock	—	(388)	—	(373)	—	(764)	—	—	—	—	(1,525)
Issuance of placement agent warrants in connection with the issuance of convertible preferred stock	—	(175)	—	(165)	—	(662)	—	—	1,002	—	—
Issuance of warrants with convertible preferred stock	—	(1,606)	—	(1,605)	—	(3,177)	—	—	6,388	—	—
Beneficial conversion feature of convertible preferred stock	—	(2,227)	—	(1,498)	—	(5,140)	—	—	8,865	—	—
Deemed dividend related to immediate accretion of beneficial conversion feature of convertible preferred stock	—	2,227	—	1,498	—	5,140	—	—	(8,865)	—	—
Deemed dividend on conversion of preferred stock to common stock	—	1,606	—	1,605	—	174	—	—	(3,385)	—	—
Conversion of convertible preferred stock to common stock	(4)	(3,837)	(4)	(3,862)	—	(488)	3,410	34	8,153	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	(4)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(30,591)	(30,591)
Balance as of December 31, 2015	—	—	—	—	9	4,003	11,571	116	466,958	(452,497)	18,580

See notes to financial statements.

Nanosphere, Inc.
Notes to Financial Statements
As of December 31, 2015 and 2014, and
For the years ended December 31, 2015 and 2014
1. Description of Business
Nanosphere, Inc. (the “Company”) develops, manufactures and markets an advanced molecular diagnostics platform, the Verigene® System, that enables simple, low cost and highly sensitive genomic and protein testing on a single platform. The proprietary nanoparticle technology provides the ability to detect multiple targets simultaneously in a single sample. The Company is dedicated to enhancing medicine by providing targeted molecular diagnostic tests for infectious diseases and associated drug resistance markers that can lead to earlier disease detection, optimal patient treatment and improved healthcare economics. The Verigene System includes a bench-top molecular diagnostics workstation and single use consumable for on demand testing.
Basis of Presentation - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Reclassifications - Certain information as of December 31, 2014, presented in the financial statements have been reclassified to the current presentation. These reclassifications include: i) the reclassification of $0.1 million of debt issuance costs upon the early adoption of ASU No. 2015-03 to debt on the balance sheets, ii) the combination of warrants to acquire common stock within additional paid in capital on the balance sheets and statement of stockholders’ equity, and iii) the separate presentation of depreciation and amortization and accounts receivable and provision for doubtful accounts on the statements of cash flows, iv) the combination of foreign exchange gain/ loss and interest income on the income statement. These reclassifications had no impact on the results of operations, financial position, or cash flows.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. The majority of these funds are held in interest-bearing money market and bank checking accounts. Interest income for all investment accounts is recorded on the accrual basis as earned.
Restricted Cash - Any cash that is legally restricted from use is recorded in restricted cash on the balance sheets. The new term loan facility (See Note 3) requires the Company to maintain a minimum account balance which is considered to be restricted cash. The restricted cash balance was $4.0 million on December 31, 2015, and there was no restricted cash on December 31, 2014.
Receivables - Accounts receivable consists of amounts due to the Company for sales of the Verigene system and consumables. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. This allowance was $0.2 million, and $0.1 million as of December 31, 2015, and 2014, respectively.
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
Property and Equipment - Property and equipment are recorded at cost and generally depreciated using the straight-line method over the assets’ estimated useful lives, which are:

Equipment with customers	3-5 years
Computers and office equipment	3 years
Engineering and laboratory equipment, including tooling	3-5 years
Furniture and fixtures	7 years
Manufacturing equipment	5-7 years
Leasehold improvements	Shorter of useful life, or remaining lease term.

The economic life of the Company’s equipment with customers is based on the original term of the lease, which is typically three years. The Company believes that this is representative of the period during which the instrument is expected to be economically usable.
Maintenance and repair costs are expensed as incurred.
Depreciation Expense was $1.5 million, and $1.3 million for the years ended December 31, 2015, and 2014, respectively.
Intangible Assets - Intangible assets are stated at cost less accumulated amortization and consist of purchased intellectual property. Purchased intellectual property represents licenses and is associated with patents owned by third-parties for technologies which are embedded in the Company’s diagnostic instruments and diagnostic test products that the Company licensed in anticipation of sales of such products. Amortization of upfront license fees begins upon the initial use of the licensed technology and is calculated using the straight-line method over the remaining expected lives of the licensed technology, which range from 1.8 years to 11.25 years. Such amortization of upfront license fees is classified in Cost of sales on the statement of operations. Purchased intellectual property also includes purchased patents and patent rights. These patents and patent rights are amortized using a straight-line method over the remaining four years of the patent, and the amortization expense is classified in research and development expense on the statement of operations.
Impairment of Long-lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value.
Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs began with the incurrence of the debt in May 2013 and was $0.5 million and $0.1 million for the twelve months ended December 31, 2015 and December 31, 2014.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the financial statements are related to property and equipment, intangible assets and share-based compensation. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. Fair value of debt was $14.7 million and $9.8 million at December 31, 2015, and December 31, 2014, respectively. The fair value of debt is based upon the current rates available to us for debt with similar terms and remaining maturities (Level 2 financial measurement).
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
Debt, with Detachable Warrants -  The Company accounts for debt with detachable warrants in accordance with ASC 470:  Debt and allocated proceeds received to the debt and detachable warrants based on relative fair values. The Company assessed the classification of its common stock purchase warrants as of the date of the transaction and determined that such instruments meet the criteria for equity classification. The warrants are reported on the balance sheet as a component of additional paid in capital within stockholders’ equity.
The Company recorded the related issuance costs and value ascribed to the warrants as a reduction of the debt.  The discount is amortized utilizing the effective interest method over the term of the debt.  The unamortized discount, if any, upon repayment of the notes will be expensed to interest expense. In accordance with ASC Subtopic 470-20, the Company determined the effective interest rate of the debt was approximately 22.0%. The Company has also evaluated its debt and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation.

Convertible Preferred Stock -  The Company accounts for convertible preferred stock with detachable warrants in accordance with ASC 470:  Debt and allocated proceeds received to the convertible preferred stock and detachable warrants based on relative fair values. The Company evaluated the classification of its convertible preferred stock and warrants and determined that such instruments meet the criteria for equity classification. The Company recorded the related issuance costs and value ascribed to the warrants as a reduction of the convertible preferred stock.

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
Evaluation Equipment - The Company monitors inventory held at customer sites for evaluation (“Evaluation Equipment”). Upon determination that such Evaluation Equipment is no longer available for sale and is to remain with the customer, Evaluation Equipment is reclassified to property and equipment as leased equipment, which is typically after twelve months following initial placement. During 2015, the Company reclassified $3.3 million of Evaluation Equipment to property, plant, and equipment.  The Company commences depreciation on the date of transfer and such Evaluation Equipment is depreciated over a three year period.
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
Segments - Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance The Company’s chief executive officer is the CODM, and he uses the financial information in determining how to allocate resources and assess performance. The Company has determined that it operates in one segment. All of the Company’s assets are located in the United States and substantially all of the Company’s revenues are from customers in the United States.

Adoption of Recent Accounting Pronouncements: In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the 2nd quarter of 2015, and its adoption did not have a material impact on its financial statements.

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position to simplify the presentation of deferred income taxes. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. As of December 31, 2015, we elected to early adopt the pronouncement on a prospective basis. Adoption of this amendment did not have an effect on the Company's financial position or results of operations, and prior periods were not retrospectively adjusted.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.
3. Liquidity and Capital Resources
As of December 31, 2015, the Company has incurred net losses attributable to common shareholders of $452.5 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company recorded a net loss of $30.6 million in 2015 and had cash and cash equivalents of $15.1 million as of December 31, 2015, and net cash used in operating activities of $25.6 million for the twelve month period ended December 31, 2015.
The Company's current and anticipated cash resources will likely be insufficient to support currently forecasted operations within one year after the date that the financial statements are issued, and therefore, the Company will need additional debt or equity financing in the future to execute its business plan and to be able to continue as a going concern. Capital outlays and operating expenditures that would otherwise increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of our products may need to be curtailed which may not be advantageous for the Company's business operations. Many of the aspects of the Company’s forecasts involve management’s judgments and estimates that include factors that could be beyond the Company's control and actual results could differ. These and other factors could cause the Company's forecasted plans to be unsuccessful which could have a material adverse effect on the Company's operating results, financial condition, and liquidity and causes substantial doubt about the Company’s ability to continue as a going concern.
Term Loan Facility with NSPH Funding LLC and SWK Funding LLC
On May 14, 2015, (the "Closing Date") the Company entered into a Loan and Security Agreement ("Loan Agreement") with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding, LLC, and SWK Funding LLC, as lenders (together, the “Lenders”) providing for the Lenders to advance term loans in an aggregate amount of up to $30 million (the “Loan”) to the Company. NSPH Funding LLC also agreed to act as agent under the loan facility (the “Collateral Agent”).
The Company immediately drew down $20 million of the Loan. The Loan Agreement included a condition precedent and a post-closing covenant that obligated the Company to raise (i) an aggregate of at least $4 million in net proceeds from equity financings prior to entering into the Loan Agreement and (ii) an aggregate of at least $6 million in net proceeds from either equity financings or licensing or strategic partnership transactions within eight months following the Closing Date (collectively, the “Capital Requirements”), pursuant to which the Company raised an aggregate of $8 million in net proceeds from its preferred stock offerings in May 2015 and June 2015.
As consideration for the funding of the Loan and the Lenders’ commitment thereunder, on the Closing Date the Company issued warrants to the Lenders to acquire an aggregate of up to 1,000,000 shares of common stock, par value $0.01 (the “Common Stock”) with an exercise price of $0.01 per share and are exercisable for a period of 10 years until May 14, 2025 (the “Initial Lender Warrants”). At the time of issuance, the relative fair value of the Initial Lender Warrants was estimated at $3.9 million using the Black-Scholes model and recorded as a debt discount.
On July 29, 2015, the Company and the Lenders entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). The First Amendment reduced the Capital Requirements under the Loan Agreement by $2 million and included the Lenders’ acknowledgment that the Capital Requirements have been fully satisfied.

In consideration of the reduction of the Capital Requirements, the First Amendment also provides that the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, which was previously $3 million and subject to increase to $4 million after the earlier of the funding of the second tranche of the Loan or March 31, 2016, is increased to $4 million concurrent with the entry into the First Amendment by the Company and the Lenders and shall increase to $5 million after the earlier of the funding of the second tranche of the Loan or December 31, 2016.
In addition, the Loan Agreement provides that the Company maintain minimum quarterly ratios of (i) the aggregate of the Company’s cash operating expenses, cash interest expenses and capital expenditures, to (ii) the Company’s gross profits (the “Original Ratios”). The Company did not meet the required Original Ratio of 3.5 for the quarter ended September 30, 2015.
On December 7, 2015, the Company and the Lenders entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”), which became effective on December 22, 2015, concurrent with the completion of the Company’s offering of Series C Preferred Stock described below. The Second Amendment replaced the Original Ratios in their entirety with a requirement that the Company maintain, as of the last day of each fiscal quarter of the Company beginning in the first fiscal quarter of 2016, a minimum adjusted cash flow (the “Cash Flow Requirement”) which requirement increases each quarter. For example, in the first fiscal quarter of 2016, the Company must maintain negative adjusted cash flow of not less than $6.5 million. The Cash Flow Requirement requires that the Company achieve a positive adjusted cash flow of $0.2 million by the last day of the quarter that begins on October 1, 2017. If the Company fails to satisfy the required Cash Flow Requirement for any two out of three successive quarters, the date on which the first amortization payment is due under the Loan Agreement would accelerate to the next following payment date, and the minimum quarterly amortization rate would increase to approximately $3.3 million, resulting in a final, accelerated maturity for the term loan by the end of the sixth fiscal quarter thereafter.
The Second Amendment also modified the provisions of the Loan Agreement allowing for the advance of additional term loans, subject, in each case to the Company’s continued compliance with the terms and conditions of the Loan Agreement and no material adverse changes in the Company having occurred. Pursuant to the Second Amendment, the Company will now receive an additional advance of a term loan in an amount up to $5,000,000 if the Company achieves, before May 14, 2016: (i) trailing six month revenue of at least $12,000,000 in any previous, consecutive 6 month period; (ii) at least 100 cumulative new unit placements during any consecutive 12 month period after January 1, 2015 (the date on which the Company achieves, before May 14, 2016, both such revenue and such placements, the “Milestone Date”); and (iii) the applicable Cash Flow Requirement for each fiscal quarter during the applicable draw period. The Company also will receive another advance in an amount up to $5,000,000 if: (i) the Company submits a 510(k) premarket notification submission to the FDA concerning its diagnostic tests of its next generation product platform (currently in development) before September 30, 2016; (ii) the Company also achieves the applicable Cash Flow Requirement for each fiscal quarter during the applicable draw period; and (iii) if the Company has satisfied both of the foregoing tests, it has submitted its draw request on or before November 15, 2016.
Substantially all assets of the Company serve as collateral to the Loan Agreement. The Loan Agreement restricts our ability to pay cash dividends and certain other payments. The Loan agreement also provides that a material adverse change in the Company’s financial condition could trigger an event of default. If an event of default occurs all amounts owing under the Loan Agreement would become immediately due and payable and the Collateral Agent, could move against the collateral, including the Company’s cash and cash equivalents. While the Company does not believe that such an event of default has occurred, the Lenders may take a contrary position. If an event of default were to occur, such actions by the Collateral Agent would have an immediate and substantial negative effect on the Company’s ability to continue as a going concern, as it would essentially eliminate its cash reserves. The Company has not been notified of an event of default as of the date of issuance of these financial statements. As there is a more than remote likelihood that the Lenders may be entitled to declare an event of default under this clause in the next twelve months, the principal due subsequent to December 31, 2015 have been presented as a current liability.
In consideration of the replacement of the Original Ratios and modifications to the terms governing the subsequent advance of loans under the Loan Agreement, the Second Amendment also provides that: (i) the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, which was $4 million prior to the effectiveness of the Second Amendment, is increased to $5 million upon the earlier to occur of the Milestone Date or May 14, 2016 (which occurred on February 5, 2016), and (ii) the Company shall issue warrants to the Lenders exercisable for an aggregate of 500,000 shares of the Company (the “Additional Lender Warrants”). The Additional Lender Warrants have an exercise price of $0.01 per share and are exercisable for a period of 10 years until December 22, 2025. At the time of issuance, the relative fair value of the Additional Lender Warrants was estimated at $0.4 million and recorded as a debt discount. The Company applied the 10% cash flow test pursuant to ASC 470 to calculate the difference between the present value of the amended Loan's cash flows and the present value of the original Loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to ASC 470. The carrying amount of the Loan is not adjusted and the effects of the changes are to be reflected in future periods. The revised effective interest rate of the modified loan is approximately 22.0%

Series A Convertible Preferred Stock Offering
On May 14, 2015, the Company issued $4.4 million of series A convertible preferred stock (the "Series A Preferred Stock"), which are convertible into a total of 1,168,659 shares of common stock at a conversion price of $3.765, and warrants to purchase shares of common stock exercisable for up to 1,168,659 additional shares of common stock, in the aggregate at exercise price of $3.65 per share and are exercisable for a period of 5 years commencing November 14, 2015 until November 14, 2020 (the "Series A Investor Warrants"). In connection with the Series A Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 70,120 shares of common stock at an exercise price of $4.45 per share (the “Series A Placement Agent Warrants, and together with the Series A Investor Warrants, the “Series A Warrants”) with a fair value of $0.2 million at issuance. The Series A Warrants are exercisable for 4.5 to 5 years commencing November 14, 2015. At the time of issuance, the relative fair value of the Series A Investor Warrants was estimated at $1.6 million using the Black-Scholes model and recorded as issuance costs. The Series A Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. As of December 31, 2015, all 4,400 shares of Series A Preferred Stock had been converted into 1,168,659 shares of common stock.
Net proceeds from the Series A Offering after placement agent fees and other offering expenses were approximately $4.0 million.
Series B Convertible Preferred Stock Offering
On June 11, 2015, the Company issued $4.4 million of series B convertible preferred stock (the “Series B Preferred Stock”) (which are convertible into a total of 1,203,800 shares of common stock at a conversion price of $3.655) and warrants to purchase shares of common stock exercisable for up to 1,203,800 additional shares of common stock, in the aggregate at an exercise price of $3.54 per share and are exercisable for a period of 5 years commencing December 11, 2015 until December 11, 2020 (the “Series B Investor Warrants”). In connection with the Series B Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 72,230 shares of common stock at an exercise price of $3.54 per share (the “Series B Placement Agent Warrants, and together with the Series B Investor Warrants, the “Series B Warrants”) with a fair value of $0.2 million at issuance. The Series B Warrants are exercisable for 4.5 to 5 years commencing December 11, 2015. At the time of issuance, the relative fair value of the Series B Investor Warrants was estimated at $1.6 million using the Black-Scholes model and recorded as issuance costs. The Series B Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. As of December 31, 2015, all 4,400 shares of Series B Preferred Stock has been converted into 1,203,800 shares of common stock.
Net proceeds from the Series B Offering after placement agent fees and other offering expenses were approximately $4.0 million.
Common Stock and Series C Convertible Preferred Stock Offering
On December 22, 2015, the Company completed a registered offering in which it issued 2,298,744 shares of its common stock at a price of $0.47 per share, with each share of common stock coupled with a 5-year warrant to purchase one share of common stock, at an exercise price of $0.70 per share and are exercisable for a period of 5 years until December 22, 2020 (the “Series C Investor Warrants”). These securities were sold in the form of a Class A Unit but were immediately separable and were issued separately at the closing.
For certain investors who would otherwise hold more than 4.99% of the Company’s common stock following the registered Offering, the Company issued to such investors, in the form of Class B Units, 8,919.59044 shares of a new class of preferred stock designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 and which are convertible into 18,977,852 shares of the Company’s common stock at a conversion price equal to $0.47 per share of common stock, together with Series C Investor Warrants to purchase up to 18,977,852 shares of the Company’s common stock. These securities were sold in the form of a Class B Unit but were immediately separable and were issued separately at the closing.
In connection with the Series C Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 1,276,596 shares of common stock at an exercise price of $0.517 per share (the "Series C Placement Agent Warrants", and together with the Series C Investor Warrants, the "Series C Warrants") with a fair value of $0.7 million at issuance. The Series C Warrants were exercisable immediately upon issuance. At the time of issuance, the relative fair value of the Series C Investor Warrants was estimated at $10.5 million using the Black-Scholes model and recorded as issuance costs. The Series C Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. As of December 31, 2015, 487.790 shares of Series C Preferred Stock had been converted into 1,037,852 shares of common stock.
Net proceeds from the Series C and Unit A Offering after placement agent fees and other offering expenses was approximately $8.1 million, and $1.0 million, respectively.

The Lender Warrants, Series A Warrants, Series B Warrants and Series C Warrants can be settled in shares of our common stock by cashless exercise in lieu of payment of the exercise price at the option of the holder. The warrants contain no mandatory redemption features and no repurchase obligations requiring the transferring of assets and are for a fixed number of shares, except for customary anti-dilution adjustments.
4. Debt
The following table summarizes the Company's debt as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Silicon Valley Bank and Oxford Finance LLC	—	9,919
Debt discount, inclusive of issuance costs	—	(203)
	—	9,716
NSPH Funding LLC and SWK Funding LLC	20,000	—
Debt discount, inclusive of issuance costs	(4,660)	—
Debt	15,340	9,716
The following table sets forth the contractual future principal payments as of December 31, 2015:

Years Ending December 31	Debt payments
2016	$—
2017	1,000
2018	3,500
2019	6,000
2020	6,700
2021	2,800
Total	20,000
5. Net Loss Per Common Share
Net Loss Per Common Share - Basic and diluted net loss per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the years ended December 31, 2015, and 2014. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the years ended December 31, 2015, and 2014 excluded zero shares of restricted stock for each year respectively. While these restricted shares of stock are included in outstanding shares on the balance sheet at December 31, 2015 and 2014, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the years ended December 31, 2015, and 2014 did not include the outstanding shares of restricted stock as well as the effects of the following options to acquire common stock and common stock warrants as the inclusion of these securities would have been antidilutive:

	Year ended December 31,
	2015	2014
Restricted stock	—	29,175
Stock options	632,204	266,356
Common stock warrants	26,574,802	6,801
Series C Preferred Shares convertible to Common Stock equivalents	17,940,000	—
	45,147,006	302,332

6. Equity Incentive Plans
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
As of December 31, 2015, there are 781,223 shares remaining in the 2014 Plan available for grants.

Certain options vest ratably over two or four years of service, while other options vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 3.2% of the options granted and outstanding contain “accelerated vesting” provisions. The service period over which compensation expense is recognized for options which include the accelerated vesting provision is the shorter of the seven year cliff term or the projected timeframe for achieving the company-wide performance goals.
The fair values of the Company’s option awards were estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Expected dividend yield	0%	0%
Expected volatility	77% - 79%	78.00%
Risk free interest rate	1.5% - 1.9%	1.78%
Weighted-average expected option life (in years)	5.5 - 6 years	5.5
Estimated weighted-average fair value on the date of grant based on the above assumptions	$0.49 to $3.40	$17.40
Estimated forfeiture rate	10.0% - 18.0%	—%
The expected volatility for option awards granted during 2015 and 2014 was based on the Company’s actual historical volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grants for periods consistent with the expected life of the option. The expected life of options that vest ratably over two or four years of service is derived from historical experience of previously granted awards. The Company estimates the expected life of options with accelerated vesting terms giving consideration to the dates that the Company expects to achieve key milestones under the option agreements and the term of the option. Total compensation cost associated with the option awards was $1.0 million and $1.6 million, in 2015 and 2014, respectively.

As of December 31, 2015, the total compensation cost not yet recognized related to the nonvested awards is approximately $1.4 million, which is expected to be recognized over the next 0.9 years, which is a weighted average term. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the Plan as of December 31, 2015, is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of Options
Outstanding - January 1, 2015	266,356	$65.87
Granted	438,983	$1.69
Exercised	—
Expired	(63,813)	$70.17
Forfeited	(9,322)	$70.17
Outstanding - December 31, 2015	632,204	$20.81	8.4 years	$—
Exercisable - December 31, 2015	102,934	$72.48	4.8 years	$—
Vested and Expected to Vest - December 31, 2015	564,641	$20.81	8.4 years	$—
No options were exercised in 2015, and 23,375 options were exercised in 2014. The intrinsic value of options exercised in 2014 was $0.6 million.
Included in the number of options outstanding at December 31, 2015, are 20,324 options with a weighted average exercise price of $107.33 per share that have accelerated vesting provisions based on the criteria mentioned above. The total fair value of option shares vested during 2015 and 2014 was 1.0 million, $1.9 million, respectively.
A summary of the restricted shares activity under the plans as of December 31, 2015 are listed below:

Restricted Shares	Number of shares
Outstanding - January 1, 2015	29,175
Granted	—
Vested	(24,050)
Forfeited	(5,125)
Outstanding - December 31, 2015	—
The total fair value of restricted shares that vested was $0.1 million and $1.0 million, during 2015 and 2014, respectively. The Company recognized $0.1 million and $1.9 million, in compensation expense associated with the restricted stock during 2015 and 2014, respectively.
7. Preferred Stock
Series A Convertible Preferred Stock
The Company issued and sold 4,400 shares of Series A Preferred Stock to the Investors on May 14, 2015. The Series A Preferred Stock, par value $0.01, was sold for $1,000 per share and was convertible at any time at the holder’s option, converted in a series of transactions in May and June 2015, at a conversion rate of $3.765 per share into 1,168,659 shares of the Company's common stock.
In a concurrent private placement, the Company issued the Series A Warrants to the Investors and the placement agent for the Series A Offering, which are exercisable into up to 1,238,779 shares of our common stock with the 1,168,659 Series A Investor Warrants having an exercise price of $3.65 per share and the Series A Placement Agent Warrants having an exercise price of $4.45 per share, in each case subject to certain customary anti-dilution adjustments. The Series A Investor Warrants are exercisable at any time between November 14, 2015, and November 14, 2020. The Series A Placement Agent Warrants are exercisable at any time between November 14, 2015 and May 14, 2020. The Series A Warrants can be settled in shares of our common stock by cashless exercise in lieu of payment of the exercise price at the option of the investors if the underlying shares are not then registered for resale. The Series A Warrant holders will participate in any dividends declared and paid to common stock holders on an ‘as-exercised’ basis, and will be held in abeyance until the warrants are exercised.
The Company has determined that the Series A Warrants qualify for accounting as equity instruments rather than as liabilities. As of the May 14, 2015, issuance date, the Company estimated the fair value of the Series A Investor Warrants at $3.2 million under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.5 years, volatility rate of 77.26%, risk-free interest rate of 1.62% and expected dividend rate of 0%. Based on the Series A Investor Warrant’s relative fair value to the fair value of the Series A Preferred Stock, $1.6 million of the $4.4 million of proceeds was allocated to the Series A Investor Warrants, creating a corresponding preferred stock discount in the same amount.
The Company assessed the Series A Preferred Stock and the related Series A Warrants under ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and ASC Topic 470, “Debt” (“ASC 470”). The preferred stock contains an embedded feature allowing an optional conversion by the holder into common stock which meets the definition of a derivative. However, we determined that the preferred stock is an “equity host” (as described by ASC 815) for purposes of assessing the embedded derivative for potential bifurcation and that the optional conversion feature is clearly and closely associated to the preferred stock host; therefore the embedded derivative does not require bifurcation and separate recognition under ASC 815. We determined there to be a beneficial conversion feature (“BCF”) requiring recognition at its intrinsic value. Since the conversion option of the preferred stock was immediately exercisable, the amount allocated to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the preferred stock. We also assessed the Series A Warrants under ASC 815 and determined that they did not initially meet the definition of a derivative, but will require evaluation on an on-going basis. As of December 31, 2015, we determined that the warrants still did not meet the definition of a derivative and continued to qualify for equity recognition.
On May 14, 2015, the Company recorded a deemed dividend of $2.2 million related to the beneficial conversion feature with the issuance of the Series A Convertible Preferred stock.
As of December 31, 2015, all Series A Preferred Stock had converted to common stock. Upon conversion the Company recorded an additional deemed dividend of $1.6 million.
Series B Convertible Preferred Stock
The Company issued and sold 4,400 shares of Series B Preferred Stock on June 11, 2015. The Series B Preferred Stock, par value $0.01, was sold for $1,000 per share and is convertible at any time at the holder’s option and converted in a series of transactions in June and September 2015, at a conversion rate of $3.655 per share (subject to certain, customary anti-dilution provisions) into 1,203,800 shares of the Company's common stock.
In a concurrent private placement, the Company issued the Series B Warrants to the Investors and the placement agent for the Series B Offering for no additional consideration. The Series B Warrants are exercisable into up to 1,276,060 shares of our common stock at an exercise price of $3.54 per share (subject to certain, customary anti-dilution provisions). The Series B Investor Warrants are exercisable at any time between December 11, 2015, and December 11, 2020. The Series B Placement Agent Warrants are exercisable at any time between December 11, 2015, and June 08, 2020. The terms of the Series B Warrants and related registration rights agreement are otherwise identical to those of the Series A Warrants. As of the June 11, 2015 issuance date, the Company estimated the fair value of the Series B Investor Warrants at $2.9 million under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.5 years, volatility rate of 77.36%, risk-free interest rate of 1.82% and expected dividend rate of 0%. Based on the Series B Investor Warrant’s relative fair value to the fair value of the Series B Stock, $1.6 million of the $4.4 million of proceeds was allocated to the Series B Investor Warrants, creating a corresponding preferred stock discount in the same amount.
We assessed the Series B Preferred Stock and Series B Warrants using the same methodology as for the Series A Preferred Stock and Series A Warrants(see discussion above), and resulting in the same determinations.
On June 8, 2015, the Company recorded a deemed dividend of $1.5 million related to the beneficial conversion feature with the issuance of the Series B Convertible Preferred stock.
As of December 31st, 2015 all Series B Preferred Stock had converted to common stock. Upon conversion the Company recorded an additional deemed dividend of $1.6 million.
Common Stock and Series C Convertible Preferred Stock

On December 22, 2015, the Company completed a registered offering in which it issued 2,298,744 shares of its common stock at a price of $0.47 per share, with each share of common stock coupled with a five years warrant to purchase one share of common stock, at an exercise price of $0.70 per share and are exercisable for a period of 5 years until December 22, 2020 (the “Series C Investor Warrants”). These securities were sold in the form of a Class A Unit but were immediately separable and were issued separately at the closing.

For certain investors who would otherwise hold more than 4.99% of the Company’s common stock following the registered Offering, the Company issued to such investors, in the form of Class B Units, 8,919.59044 shares of a new class of preferred stock designated Series C Convertible Preferred Stock with a stated value of $1,000 and which are convertible into 18,977,852 shares of the Company’s common stock at a conversion price equal to $0.47 per share of common stock, together with Series C Investor Warrants to purchase up to 18,977,852 shares of the Company’s common stock. These securities were sold in the form of a Class B Unit but were immediately separable and were issued separately at the closing.
In connection with the Series C Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 1,276,596 shares of common stock at an exercise price of $0.517 per share and are exercisable for a period of 5 years until December 22, 2020 (the “Series C Placement Agent Warrants,” and together with the Series C Investor Warrants, the “Series C Warrants”). The Series C Warrants were exercisable immediately upon issuance. As of the December 22, 2015, issuance date, the Company estimated the fair value of the Series C Investor Warrants at $10.5 million under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5 years, volatility rate of 95.34%, risk-free interest rate of 1.71% and expected dividend rate of 0%. Based on the Series C Investor Warrant’s relative fair value to the fair value of the Series C Preferred Stock, $3.2 million of the $8.9 million of proceeds was allocated to the Series C Investor Warrants, creating a corresponding preferred stock discount in the same amount.
We assessed the Series C Preferred Stock and Series C Warrants using the same methodology as for the Series A Preferred Stock and Series A Warrants (see discussion above), and resulting in the same determinations.
On December 22, 2015 the Company recorded a deemed dividend of $5.1 million related to the beneficial conversion feature with the issuance of the Series C Convertible Preferred stock.
As of December 31, 2015, 487.79 shares of Series C Preferred stock had been converted to common stock. Upon conversion the Company recorded an additional deemed dividend of $0.2 million.
8. Stockholders’ Equity
Common Stock
On October 27, 2014, the Company completed an underwritten public offering of 2,000,000 shares of our common stock at a public offering price of $10.00 per share. As part of the fee payable to the underwriters in connection with the offering, we also issued 20,000 shares of common stock to the underwriters. The Company received net proceeds of approximately $18.5 million from the offering after deducting underwriting discounts and commissions and offering expenses.
On December 22, 2015, the Company completed a registered offering in which it directly issued 2,298,744 shares of its common stock at a public offering price of $0.47 per share and 8,919.59044 shares of Series C Preferred Stock convertible into 18,977,852 shares of common stock, together with warrants to purchase up to 21,276,596 shares of common stock. As part of the fee payable to the placement agent in connection with the offering, the Company also issued to the placement agent and its affiliates warrants to purchase an aggregate of 1,276,596 shares of common stock. The Company received net proceeds from the Series C and Unit A Offering, after placement agent fees and other offering expenses, of approximately $8.1 million and $1.0 million, respectively.
Warrants
In May 2013, the Company issued warrants to acquire 6,801 shares of common stock at an exercise price of $53.00 per share and an expiration date of May 6, 2020. These warrants were issued to Silicon Valley Bank and Oxford Finance LLC in connection with the May 6, 2013 loan agreement. The Company accounts for the warrants as equity instruments.
On May 14, 2015 and December 22, 2015, the Company issued warrants to purchase an aggregate of 1,000,000 and 500,000 shares of common stock, respectively, to NSPH Funding, LLC, an affiliate of Life Sciences Alternative Funding LLC, and SWK Funding, LLC pursuant to the Company’s loan facility with these lenders, as further described in Note 3.

Registration Rights
In connection with the Company’s issuance of warrants to purchase common stock in its offerings of Series A Preferred Stock in May 2015 and Series B Preferred Stock in June 2015, and to the Lenders under the Company’s loan facility in May 2015 and December 2015, the Company has entered into registration rights agreements with the investors from these offerings and the Lenders pursuant to which the Company is required to file one or more registration statements with the SEC to register the resale by the investors and Lenders and their permitted transferee's of shares of Common Stock issuable to them upon exercise of the warrants, and use its reasonable best efforts to maintain the effectiveness of such registration statement(s).
9. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of December 31, 2015 and 2014 comprise the following (in thousands):

	December 31, 2015				December 31, 2014
	Cost	Additions	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property — licenses	$3,263	$68	$(1,710)	$1,621	$3,263	$(1,432)	$1,831
Patents	455		(253)	202	455	(206)	249
	$3,718	$68	$(1,963)	$1,823	$3,718	$(1,638)	$2,080
Amortization expense for intangible assets was $0.3 million, and $0.3 million for the years ended December 31, 2015, and 2014, respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31,	Amortization Expense
2016	$317
2017	301
2018	219
2019	211
Thereafter	775
Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of December 31, 2015. There were no license costs written off in the years ended December 31, 2015, and 2014.
In order to use the technologies covered under these license agreements, the Company’s has agreed to pay a percentage of net sales as royalties, in percentage amounts ranging from less than 1% to 12.0%. Royalties on net sales are classified in cost of sales. These licenses expire at various times, corresponding to the subject patents expirations, which currently range from 2016 to 2028.
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

With this additional space, the annual future minimum obligations including common area maintenance (CAM), for the operating lease as of December 31, 2015 is as follows:

Years Ending December 31	Operating Lease and CAM (in thousands)
2016	$793
2017	349
Total minimum lease payments	$1,142
Rent and operating expenses associated with the office and laboratory space were $0.7 million, in both 2015 and 2014, respectively.
11. Restructuring
In January 2015, the Company eliminated certain full time positions, and recorded a restructuring expense of $0.5 million for severance. The Company has paid the severance and the restructuring is complete as of December 31, 2015. The table below shows the beginning provision, and payments made during the year:

	Twelve months ended December 31, 2015
	Cost	Payments	Balance
Provision for Restructure (in thousands)	$513	$(513)	$—

12. Income Taxes
Deferred tax assets consist primarily of net operating loss (“NOL”) carryforwards related to U.S. federal and state taxes and research and development ("R&D") tax credits. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income. Due to the Company’s history of operating losses, the Company has recorded a full valuation allowance against these assets.
NOL carryforwards of approximately $347.0 million for income tax purposes are available to offset future taxable income. If not used, these carryforwards will expire in varying amounts from 2020 through 2035. The Company also has federal research and development tax credit carryforwards of $13.9 million which will expire from 2020 through 2035. Sections 382 & 383 of the Internal Revenue Code subjects the utilization of net operating loss and credit carryforwards to an annual limitation that is applicable if the Company experiences an ownership change. The Company believes its public offerings and/or prior equity investments likely have triggered an ownership change as defined by the Internal Revenue Code. However, the Company has yet to perform the computations under Sections 382 & 383 which would determine the amount of annual limitation on its utilization of its net operating loss and tax credit carryforwards. The annual limitation may result in an annual usage limitation that would require the Company to write off part or all of the NOL or R&D credit carryforward. This impairment would have no impact on the effective tax rate as the Company maintains a full valuation allowance.
The following is a summary of the components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets:
Net operating losses	$133,742	$123,906
Research and development credits	15,796	14,152
Share-based compensation	3,053	2,793
Amortization of intangible assets	136	155
Other	426	297
	153,153	141,303
Valuation allowance	(152,095)	(140,621)
Net deferred tax assets after valuation allowance	1,058	682
Deferred tax liabilities:
Depreciation on property and equipment	(1,058)	(682)
Deferred tax assets — net	$—	$—
The reconciliation of the federal statutory rate to the Company’s effective tax rate of zero percent for the years ended December 31, 2015, and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Tax provision at the statutory federal rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.6%	4.6%
Other	(0.9)%	(1.2)%
State rate change	0.7%	(12.5)%
Valuation allowance	(38.4)%	(24.9)%
	0.0%	0.0%
As of December 31, 2015 and 2014, the Company had no liability recorded for unrecognized tax benefits. The Company classifies penalties and interest expense related to income tax liabilities as an income tax expense. There were no interest and penalties recognized in the statements of operations for the years ended December 31, 2015, and 2014, or accrued on the balance sheets as of December 31, 2015 and 2014.
The Company files tax returns in the U.S. and various states. All tax years since 1999 remain open to examination by the major taxing jurisdictions to which the Company is subject due to our net operating loss and credit carryforwards from those years. The Company has not made any cash payments for income taxes since its inception.
13. Supplemental Financial Information

Accounts Receivable (in thousands):	2015	2014
Accounts receivable	$4,467	$4,379
Less: allowance for doubtful accounts	(201)	(87)
Total	$4,266	$4,292

Inventories (in thousands):	2015	2014
Raw materials	$3,183	$3,041
Work-in-process	234	162
Finished goods	2,644	6,184
Total	$6,061	$9,387

Property and Equipment (in thousands):	2015	2014
Equipment with customers	$11,305	$9,700
Computer and office equipment	318	1,003
Engineering, laboratory equipment and tooling	496	1,461
Furniture and fixtures	250	329
Manufacturing equipment	7,730	6,988
Leasehold improvements	3,036	2,954
Total property and equipment - at cost	23,135	22,435
Less: accumulated depreciation	(16,636)	(18,624)
Construction in Progress	2,396	1,261
Property and Equipment - Net	$8,895	$5,072

Other Current Liabilities (in thousands):	2015	2014
Accrued clinical trial expenses	$236	$1,858
All other	3,077	1,315
Total	$3,313	$3,173

Product Reporting (in thousands):	2015	2014
Revenues:
Instruments	3,793	3,327
Consumable	17,279	10,963
Total	$21,072	$14,290

14. Subsequent Events
On January 25, 2016, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”), notifying it that, for the last 30 consecutive business days, the closing bid price of its common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market pursuant to Listing Rule 5550(a)(2) (“Minimum Bid Price Rule”). In accordance with NASDAQ Listing Rules, the Company has been given 180 calendar days, or until July 25, 2016, to regain compliance with the Minimum Bid Price. If, at any time before July 25, 2016 the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that we comply with the Minimum Bid Price Rule. During this 180 calendar day period, the Company also may submit a plan to regain compliance to NASDAQ and may request up to an additional 180 calendar days to complete the plan.
On January 31, 2016, the company achieved both (i) trailing six month revenue of greater than $12,000,000 in a consecutive 6 month period, and (ii) greater than 100 cumulative new unit placements during a consecutive 12 month period after January 1, 2015, pursuant to which, on February 5, 2016, the Company was able to draw an advance on the term loan in the amount of $5 million. This advance also requires that the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, increase to $5 million.

From January 1, 2016 through February 23, 2016, an additional 282.00 shares of Series C Preferred Stock had been converted into 600,000 shares of common stock.

*****
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
(b)Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2015.
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

Item 9B. Other Information.

On February 18, 2016, the Compensation Committee (the “Committee”) of the Company’s Board of Directors awarded shares of restricted common stock (the “Executive Stock Awards”) to Michael McGarrity, the Company’s President and Chief Executive Officer, Kenneth Bahk, the Company’s Chief Strategy Officer, and Farzana Moinuddin, the Company’s Acting Principal Financial Officer, Interim Chief Accounting Officer, and Secretary, in the amounts of 120,000, 30,000 and 6,000 shares, respectively. The Executive Stock Awards shall be issued on March 1, 2016 and shall vest and become exercisable in twelve, equal, quarterly installments over a three year period on January 1, April 1, July 1 and October 1 each year commencing July 1, 2016, subject to continued employment, forfeiture and cancellation upon a termination for cause, and acceleration upon a change in control of the Company. In addition, based upon the Committee’s assessment of the Company’s 2015 performance goals, the Committee determined that such goals had been achieved, in the aggregate, at 80% of the target goals, and that Messrs. McGarrity and Bahk and Ms. Moinuddin had earned 80% of their 2015 target bonuses opportunities of $330,000, $110,000 and $23,000, respectively, and approved cash bonuses for 2015 in the amounts of $264,000, $88,000 and $18,400 to Messrs. McGarrity and Bahk and Ms. Moinuddin, respectively.

The foregoing information is being disclosed under Item 9B of this Annual Report on Form 10-K in lieu of Item 5.02 of Form 8-K.
PART III.
Item 10. Directors and Executive Officers of the Registrant.
The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2016, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2016, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2016, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2016, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 14, 2016, and is incorporated herein by reference.
PART IV.
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
Reports of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2015 and 2014
Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, and 2014
Statements of Stockholders’ Equity for the years ended December 31, 2015, and 2014
Statements of Cash Flows for the years ended December 31, 2015, and 2014

Notes to Financial Statements
(a)(2) Financial Statement Schedules
None

(a)(3) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate Incorporation of Nanosphere, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 2 to Form S-l as filed with the SEC on October 17, 2007 and incorporated herein by reference).

3.2
Certificate of Amendment to Certificate Incorporation of Nanosphere, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 6, 2014 and incorporated herein by reference).

3.3
Certificate of Amendment to Certificate Incorporation of Nanosphere, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 7, 2015 and incorporated herein by reference).

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Nanosphere, Inc. dated May 12, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Nanosphere, Inc. dated June 10, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Nanosphere, Inc. dated December 17, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2015 and incorporated herein by reference).

3.7	Amended and Restated Bylaws of Nanosphere, Inc. (filed as Exhibit 3.2 to the Company’s Amendment No. 2 to Form S-l as filed with the SEC on October 17, 2007 and incorporated herein by reference).
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

4.19
Form of Warrant to purchase common stock dated December 22, 2015 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 8, 2015 and incorporated herein by reference).

4.20	Form of Series A Warrant (filed as exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2015 and incorporated herein by reference).
4.21	Form of Compensation Warrant (filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2015 and incorporated herein by reference).
4.22
Specimen stock certificate for Series C Convertible Preferred Stock (filed as exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 18, 2015 and incorporated herein by reference).

4.23
Specimen stock certificate for the Company’s Common Stock (filed as Exhibit 4.3 to the Amendment No. 3 to the Company’s Registration Statement on Form S-1/A as filed with the SEC on October 29, 2007 and incorporated herein by reference).

10.1	Nanosphere, Inc. 2000 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-l as filed with the SEC on August 13, 2007 and incorporated herein by reference).
10.2
Nanosphere, Inc. 2007 Long-Term Incentive Plan, as amended and restated (filed as Exhibit 10.4 to the Company’s Amendment No. 3 to Form S-l as filed with the SEC on October 29, 2007 and incorporated herein by reference).

10.3
Nanosphere Inc. 2014 Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2015 and incorporated herein by reference).

10.4
Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Incentive Stock Option Award Agreement (Time Vested) (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-l as filed with the SEC on August 13, 2007 and incorporated herein by reference).

10.50
Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Non-Qualified Stock Option Award Agreement (Time Vested) (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-l as filed with the SEC on August 13, 2007 and incorporated herein by reference).

10.6
Form of Nanosphere, Inc. 2007 Long-Term Incentive Plan Option Award Agreement (Cliff-vested, performance-accelerated) (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-l as filed with the SEC on August 13, 2007 and incorporated herein by reference).

10.70
Form of Restricted Share Unit Award Agreement under the Company’s 2007 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 8, 2013 and incorporated herein by reference).

10.8
Employment Agreement, dated September 5, 2005, by and between the Company and Michael McGarrity (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-l as filed with the SEC on August 13, 2007 and incorporated herein by reference).

10.9*	Employment Agreement, dated April 25, 2013 by and between the Company and Ken Bahk.
10.10#
License Agreement, dated as of January 1, 2006, by and between Northwestern University and the Company (filed as Exhibit 10.16 to the Company’s Amendment No. 1 to Form S-l as filed with the SEC on September 27, 2007 and incorporated herein by reference).

10.11#
Non-Exclusive License Agreement, dated as of December 20, 2002, by and between the Company and Abbott Laboratories (filed as Exhibit 10.17 to the Company’s Amendment No. 1 to Form S-l as filed with the SEC on September 27, 2007 and incorporated herein by reference).

10.12	Form of Indemnification Agreement (filed as Exhibit 10.29 to the Company’s Amendment No. 2 to Form S-1 as filed with the SEC on October 17, 2007 and incorporated herein by reference).
10.13
Second Amended and Restated Registration Rights Agreement, dated August 19, 2009 (filed as Exhibit 10-1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 5, 2009 and incorporated herein by reference).

10.14
Lease Agreement, dated August 28, 2009, between the Company and Northbrook Commercial Properties, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 9, 2009 and incorporated herein by reference).

10.15
License Agreement, dated July 9, 2010, between the Company and Accelr8 Technology Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 15, 2010 and incorporated herein by reference).

10.16
Loan and Security Agreement dated as of May 6, 2013 among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 7, 2013 and incorporated herein by reference).

10.17
First Amendment dated February 18, 2014 to Loan and Security Agreement among Oxford Finance LLC, as collateral agent, and Oxford Finance LLC and Silicon Valley Bank, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 18, 2014 and incorporated herein by reference).

10.18
Secured Promissory Note dated May 6, 2013 issued to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 18, 2014 and incorporated herein by reference).

10.19
Secured Promissory Note dated May 6, 2013 issued to Oxford Finance LLC (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 18, 2014 and incorporated herein by reference).

10.20
Secured Promissory Note dated May 6, 2013 issued to Oxford Finance LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the SEC on February 18, 2014 and incorporated herein by reference).

10.21
Consulting and Non-Competition Agreement, dated as of October 25, 2013, by and between the Company and Gene Cartwright, Ph.D. (10) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2013 and incorporated herein by reference).

10.22
Commitment letter dated May 7, 2015 by and between the Company, as borrower, and NSPH Funding LLC and SWK Funding LLC, as Lenders (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 12, 2015 and incorporated herein by reference).

10.23
Loan and Security Agreement dated as of May 14, 2015 among NSPH Funding LLC, as collateral agent, and NSPH Funding LLC and SWK Funding LLC, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.24
Intellectual Property Security Agreement dated as of May 14, 2015, made by the Company in favor of NSPH Funding LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.25
Registration Rights Agreement dated as of May 14, 2015 among NSPH Funding LLC, SWK Funding LLC, and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.26
Securities Purchase Agreement dated May 11, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.27
Registration Rights Agreement dated May 11, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on May 14, 2015 and incorporated herein by reference).

10.28
Agreement between the Company and Chord Advisors, LLC dated June 2, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2015 and incorporated herein by reference).

10.29
Securities Purchase Agreement dated June 8, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

10.30
Registration Rights Agreement dated June 8, 2015 by and between the Company, Sabby Volatility Warrant Master Fund, Ltd. And Sabby Healthcare Master Fund, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 11, 2015 and incorporated herein by reference).

10.31
First Amendment to Loan and Security Agreement dated July 29, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 31, 2015 and incorporated herein by reference).

10.32
Change in Control and Severance Agreement dated August 5, 2015 by and between the Company and Michael K. McGarrity (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2015 and incorporated herein by reference).

10.33
Change in Control and Severance Agreement dated August 5, 2015 by and between the Company and Kenneth Bahk (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2015 and incorporated herein by reference).

10.34
Change in Control and Severance Agreement dated August 5, 2015 by and between the Company and Farzana Moinuddin (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2015 and incorporated herein by reference).

10.35
Retention Agreement dated August 5, 2015 by and between the Company and Michael K. McGarrity (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2015 and incorporated herein by reference).

10.36
Retention Agreement dated August 5, 2015 by and between the Company and Kenneth Bahk (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2015 and incorporated herein by reference).

10.37
Retention Agreement dated August 5, 2015 by and between the Company and Farzana Moinuddin (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 10, 2015 and incorporated herein by reference).

10.38
Second Amendment dated as of December 7, 2015 to Loan and Security Agreement dated as of May 14, 2015 among NSPH Funding LLC, as collateral agent, and NSPH Funding LLC and SWK Funding LLC, as Lenders, and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 8, 2015 and incorporated herein by reference).

10.39
Registration Rights Agreement dated as of December 7, 2015 among NSPH Funding LLC, SWK Funding LLC, and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 8, 2015 and incorporated herein by reference).

10.40
Securities Purchase Agreement dated December 17, 2015 by and between Nanosphere, Inc. and the investors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 22, 2015).

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial statements from Nanosphere, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/ Michael K. McGarrity	President, Chief Executive Officer,	February 24, 2016
Michael K. McGarrity	Director (principal executive officer)
/s/ Farzana Moinuddin	Interim Chief Financial Officer, Treasurer	February 24, 2016
Farzana Moinuddin	(interim principal financial officer and acting principal accounting officer)
/s/ Michael J. Ward	Director	February 24, 2016
Michael J. Ward
/s/ Erik Holmlin	Director	February 24, 2016
Erik Holmlin
/s/ Lorin J. Randall	Director	February 24, 2016
Lorin J. Randall
/s/ Gene Cartwright	Director	February 24, 2016
Gene Cartwright
/s/ Kristopher Wood	Director	February 24, 2016
Kristopher Wood