Form 10-K/A
period 2015-12-31
NANOSPHERE INC
filed 2016-04-08
CIK 1105184

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
As of March 31, 2016, there were 12,270,248 outstanding shares of common stock. The common stock is listed on the NASDAQ Capital Market (trading symbol “NSPH”).
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2016 (the “Original Filing”), to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement as the Proxy Statement is not expected to be filed with the SEC within 120 days of December 31, 2015. This amendment also amendments Part II, Item 9B of the Original Filing to announce the appointment of Farzana M. Moinuddin, the Company’s Acting Principal Financial Officer and Interim Chief Accounting Officer, as the Company’s Chief Accounting Officer on a permanent basis in lieu of a current report on Form 8-K. This amendment is not intended to update any other information presented in the Original Filing. The Original Filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and in this Amendment.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NANOSPHERE, INC.

PART II.
Item 9B. Other Information

On March 18, 2016, the Board of Directors appointed Farzana M. Moinuddin as Chief Accounting Officer of the Company on a permanent basis. Ms. Moinuddin will continue to serve as the Company’s Acting Principal Financial Officer. Ms. Moinuddin has served as the Company’s Acting Principal Financial Officer and Interim Chief Accounting Officer since June 2015. The information required by Items 401(b) and (e) of Regulation S-K in respect of Ms. Moinuddin is set forth under Part III, Item 10 and 12 of this Amendment No. 1 on Form 10-K/A. Ms. Moinuddin does not have any family relationships subject to disclosure under Item 401(d) of Regulation S-K, nor does Ms. Moinuddin have any interests in any related person transactions subject to disclosure under Item 404(a) of Regulation S-K.

The information regarding Ms. Moinuddin’s appointment as Chief Accounting Officer is being disclosed under this Item 9B of Form 10-K/A in lieu of Item 5.02(c) of Form 8-K. The Company initially intended to delay announcement of Ms. Moinuddin’s appointment as Chief Accounting Officer until the filing of the Company’s definitive proxy statement on Schedule 14A in accordance with the instruction to Item 5.02(c) of Form 8-K, but determined to accelerate disclosure of this event under this Item 9B of Form 10-K/A as a result of the expected delay in filing the proxy statement.
PART III.

Item 10. Directors and Executive Officers of the Registrant.
Information about Directors

The following table sets forth information with respect to each of the members of the Board of Directors as of March 23, 2016:

Name	Age	Current Occupation
Michael K. McGarrity	53	President, Chief Executive Officer, Director
Lorin J. Randall	72	Chairman of the Board
Gene Cartwright, Ph.D.	62	Director
Erik Holmlin, Ph.D.	48	Director
Michael J. Ward	44	Director
Kristopher A. Wood	44	Director
Michael K. McGarrity.   Mr. McGarrity joined Nanosphere in 2005 as Chief Marketing Officer and was appointed as the Company’s President and Chief Executive Officer and elected to the Board of Directors in February 2013. Mr. McGarrity, who has more than 25 years of sales and marketing experience in the medical device industry, joined the Company after 13 years with Stryker Corporation. At Stryker, he served in leadership roles in marketing and strategic development, most recently as vice president of marketing for Stryker Instruments, a $700 million division of the $4.3 billion Stryker Corporation. In this position, Mr. McGarrity’s marketing and business development acumen guided the company into markets such as post-operative pain management, waste management and interventional pain management. McGarrity is a graduate of the University of Notre Dame and began his career in commercial banking in Chicago.

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
Erik Holmlin, Ph.D.   Dr. Erik Holmlin was elected to the Nanosphere Board of Directors in June 2013. Dr. Holmlin has two decades of experience in the life science and health care industries. He is currently president and chief executive officer of BioNano Genomics, a commercial stage venture-backed startup leading the introduction of a proprietary platform for genome mapping based on single molecule detection of extremely long read lengths. Dr. Holmlin also currently serves as a director of Xagenic, a privately held molecular diagnostics company, and Applied Proteomics, Inc., a privately held protein biomarker company. Before joining BioNano Genomics, he served as president and chief executive officer of GenVault Corporation, a life science company bringing innovative solutions to biosample management. He also served as an entrepreneur in residence (EIR) at Domain Associates, LLC, a leading dedicated life science venture-capital firm. Prior to these roles, Dr. Holmlin was chief commercial officer at Exiqon A/S. In 2001, Dr. Holmlin led the formation of GeneOhm Sciences, Inc., for which, over a span of 5 years, he was director of chemistry, senior technology director, vice president of technology and business development, and vice president of marketing. He orchestrated GeneOhm’s acquisition in 2006 by Becton Dickinson and then served BD as vice president of marketing and development. Dr. Holmlin holds MBA degrees from the Haas School of Business at UC Berkeley and the Columbia University School of Business, a Ph.D. in chemistry from Caltech, and an AB degree in chemistry from Occidental College.
Lorin J. Randall.   Mr. Randall has served as a member of our Board of Directors and the chairman of the Audit Committee since 2008 and was appointed Chairman of the Board in July 2015. Mr. Randall is a financial consultant and also serves on the boards of the following healthcare companies: Athersys, Inc. and Acorda Therapeutics, Inc. Mr. Randall previously served as senior vice president-chief financial officer of Eximias Pharmaceutical Corporation, a development stage provider of oncology therapeutics. Mr. Randall held the same position at i-STAT Corporation, a manufacturer of medical diagnostic devices, which was acquired by Abbott Laboratories in 2004. His career also includes senior management positions at CFM Technologies, a semiconductor manufacturing equipment company; Greenwich Pharmaceutical Corporation, a development stage provider of immune system disease therapeutics; and Surgilase, a provider of surgical lasers to hospitals and clinics. Mr. Randall received a B.S. in accounting from The Pennsylvania State University and an M.B.A. from Northeastern University.

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

Information about Executive Officers and Key Employees

The table below sets forth the names and ages of our executive officers and key employees, as well as the positions and offices held by such persons as of March 23, 2016. A summary of the background and experience of each of these individuals is set forth after the table. For biographical information for Michael K. McGarrity please see “Information About Directors” above.

Name	Age	Position with Nanosphere
Michael K. McGarrity	53	President and Chief Executive Officer
Farzana M. Moinuddin	42	Chief Accounting Officer, Acting Principal Financial Officer, and Secretary
Kenneth Bahk, Ph.D	42	Chief Strategy Officer

Farzana M. Moinuddin: Ms. Moinuddin was appointed as Nanosphere’s Acting Principal Financial Officer and Interim Chief Accounting Officer effective June 12, 2015. In March 2016, Ms. Moinuddin was appointed Chief Accounting Officer and will continue to serve as Acting Principal Financial Officer as well. Ms. Moinuddin joined Nanosphere on May 7, 2014 as Accounting Manager. Prior to joining Nanosphere, from 2005 to 2014, Ms. Moinuddin served in various roles at Stericycle, Inc., including Field Accounting Manager and Corporate Finance Manager. Ms. Moinuddin earned her Bachelors of Science in Accounting from University of Phoenix and her Masters of Business Administration from Northern Illinois University.

Kenneth Bahk, PhD. Dr. Bahk joined Nanosphere in April 2013 as Chief Strategy Officer after serving as a Director of Investments at Lurie Investments focused on diagnostics and life sciences.  He also serves as a director of Geneweave Biosciences, a privately held molecular diagnostics company.  Dr. Bahk has been active in leadership positions for the premier diagnostic and molecular diagnostic organizations, and most recently was Chair of Strategic Opportunities for the Association for Molecular Pathology, a committee charged with understanding key molecular diagnostic and pathology market drivers and trends. He is a member of the American Association of Clinical Chemistry, the American Society for Microbiology and the Association for Molecular Pathology. He received a Ph.D. in biochemistry and molecular biology and an MS in neurobiology and physiology from Northwestern University, and an MBA from the Kellogg School of Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders of a registered class of equity securities to file reports of ownership and reports of changes in ownership of our Common Stock and other equity securities with the SEC. Directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge, there were no delinquent filings required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015.

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

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. Erik Holmlin, Lorin J. Randall and Michael J. Ward currently serve on our Audit Committee. Mr. Randall is the chairman of our Audit Committee. The Board of Directors has determined that each of Dr. Holmlin, Mr. Randall and Mr. Ward is “independent” pursuant to Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We believe that the composition of our Audit Committee meets the requirements for independence and financial sophistication under the current requirements of the NASDAQ Capital Market and SEC rules and regulations. In addition, the Board of Directors has determined that Mr. Randall qualifies as an “audit committee financial expert” as defined under the Exchange Act, and the applicable rules of the NASDAQ Capital Market.

Corporate Governance and Nominating Committee

Michael J. Ward, and Erik Holmlin, Ph.D. serve on the Corporate Governance and Nominating Committee. Mr. Ward is the chair of our Corporate Governance and Nominating Committee. We believe that the composition of our Corporate Governance and Nominating Committee meets the requirements for independence under the current requirements of the NASDAQ Capital Market.
The Corporate Governance and Nominating Committee’s responsibilities include, but are not limited to:

•	developing and recommending to the Board of Directors criteria for membership on the Board of Directors and its committees;

•	establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the committees of the Board of Directors;

•	developing and recommending to the Board of Directors a code of business conduct and ethics; and

•	overseeing the evaluation of the Board of Directors and management.

The Corporate Governance and Nominating Committee will consider recommendations for director candidates submitted in good faith by stockholders. A stockholder recommending an individual for consideration by the Corporate Governance and Nominating Committee must provide (i) evidence of ownership of shares of the Company’s Common Stock, (ii) the written consent of the candidate(s) for nomination as a director, (iii) a resume or other written statement of the qualifications of the candidate(s) and (iv) all information regarding the candidate(s) that would be required to be disclosed in a proxy statement filed with the SEC if the candidate(s) were nominated for election to the Board of Directors, including, without limitation, name, age, business and residence address and principal occupation or employment during the past five years. Stockholders should send the required information to the Company at 4088 Commercial Avenue, Northbrook, Illinois 60062, Attention: Farzana M. Moinuddin. In order for a stockholder’s nomination of a candidate for nomination as a director to be valid, under the Company’s amended and restated by-laws notice of such nomination must be received by the Corporate Governance and Nominating Committee no more than 120 days and no less than 90 days prior to the one year anniversary of the previous year’s annual meeting date.
The Corporate Governance and Nominating Committee evaluates all candidates for nomination, whether identified by the committee or proposed by a stockholder, by considering a number of criteria, which include the candidate’s reputation, integrity, business acumen, diligence, experience, age, potential conflicts of interest, the ability to act in the interests of all stockholders, and the perceived need of the Board of Directors. Although the Corporate Governance and Nominating Committee does not have a formal diversity policy, it endeavors to comprise the Board of Directors of members with a broad mix of professional and personal backgrounds. Thus, the Corporate Governance and Nominating Committee accords some weight to the individual professional background and experience of each director. Further, in considering nominations, the Corporate Governance and Nominating Committee takes into account how a candidate’s professional background would fit into the mix of experiences represented by the then-current Board of Directors. When evaluating a nominee’s overall qualifications, the Corporate Governance and Nominating Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily required of all prospective nominees.
Item 11. Executive Compensation.
Summary Compensation Table

The following summary compensation table sets forth certain information with respect to compensation for the years ended December 31, 2014 and 2015 earned by or paid to our Chief Executive Officer, Chief Accounting Officer, and Chief Strategy Officer as of December 31, 2015, who are referred to as the named executive officers.

Name and Pincipal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (S)	Other Comp. ($)	Total ($)
Michael K. McGarrity, President and Chief Executive Officer (1)(2)	2015	330,000	414,000	—	226,000	—	970,000
	2014	330,000	—	—	—	—	330,000

Farzana M. Moinuddin, Chief Accounting Officer, and Acting Principal Financial Officer (2)	2015	104,327	29,900	—	—	—	134,227

Kenneth Bahk, Ph.D., Chief Strategy Officer (2)	2015	310,000	138,000	—	56,500	—	504,500
	2014	310,000	—	—	—	—	310,000

(1)	Mr. McGarrity also served as a director. A director who is an employee does not receive payment for service as a director.

(2)	2015 Bonus included retention bonuses for Messrs. McGarrity and Bahk, and Ms. Moinuddin in the amounts of $150,000.00, $50,000.00 and $10,000.00, respectively.

Outstanding Equity Awards at December 31, 2015

The following table sets forth certain information with respect to outstanding stock option and warrant awards of the named executive officers for the fiscal year ended December 31, 2015, except that all share and per share information has been revised to reflect the 20-to-1 reverse stock split of our issued and outstanding shares of common stock effective at the close of business on April 8, 2015.

Option/ Warrant Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Equity Incentive Awards; Number of Unearned Shares that have not yet vested	Equity Incentive Plan Awards; Market Value of Unearned Shares that have not yet vested.
Micheal K. McGarrity	1,500	(3)	—	(3)	$90.00	3/14/2016
	4,600	(2)	—	(2)	$90.00	4/3/2017
	4,600	(3)	—	(3)	$90.00	4/3/2017
	550	(2)	—	(2)	$90.00	2/10/2019
	2,700	(3)	1,800	(3)	$121.20	11/25/2019
	12,500	(2)	—	(2)	$35.60	2/14/2022
	15,000	(2)	15,000	(2)	$53.80	4/23/2023
	16,665	(4)	183,335	(4)	$1.68	9/30/2025

Farzana M. Moinuddin	833	(4)	9,167	(4)	$1.68	9/30/2025

Kenneth Bahk, Ph.D.	7,500	(2)	7,500	(2)	$53.80	4/23/2023
	4,166	(4)	45,834	(4)	$1.68	9/30/2025

(1)	The expiration date of each incentive stock option occurs ten years after the date of grant.

(2)
The incentive stock options vest in 25% increments beginning on the first anniversary of the date of grant and on each anniversary thereafter, and are subject to accelerated vesting under certain circumstances relating to corporate performance and events.

(3)
The incentive stock options cliff vest on the seventh anniversary of the date of grant. Upon our achievement of certain performance-based milestones, vesting may be accelerated. See “Compensation Discussion and Analysis for Named Executive Officers - Stock Options” for details regarding the milestones.

(4)	The incentive stock options vest in twelve equal parts at each quarter since the grant date

Arrangements with Named Executive Officers as of December 31, 2015
On August 5, 2015, based upon the recommendation of the compensation committee of the board of directors and the ratification and approval of the board of directors, the Company entered into change in control severance agreements (the “Severance Agreements”) and retention agreements (the “Retention Agreements”) with each of Michael K. McGarrity, Chief Executive Officer, Kenneth Bahk, Chief Strategy Officer, and Farzana Moinuddin, Chief Financial Officer. The Severance Agreements provide that in the event of a termination of the executive’s employment without cause by the Company or by the executive for good reason, the executive shall receive cash severance equal to twelve months of base salary for Mr. McGarrity, six months of base salary for Mr. Bahk, and four months of base salary for Ms. Moinuddin. In the event of a termination of the executive’s employment without cause by the Company or by the executive for good reason in connection with a change in control of the Company, the executive would be entitled to the same cash severance benefits described above, accelerated vesting of outstanding equity compensation awards, the payment of the target bonus opportunity for the year of termination, and continuation of health and welfare benefits for twelve, six, and four months for Messrs. McGarrity and Bahk and Ms. Moinuddin, respectively. The Retention Agreements provided for the payment of cash retention bonuses to Messrs. McGarrity and Bahk and Ms. Moinuddin in the amounts of $150,000, $50,000 and $10,000, respectively, which were paid in two equal installments in August and December 2015.

For purposes of the Severance Agreements, the following definitions apply:

(a)
“Cause” means any of the following: (i) the Executive’s willful failure to substantially perform his duties and responsibilities to the Company or deliberate violation of a material Company policy; (ii) the Executive’s commission of any material act or acts of fraud, embezzlement, dishonesty, or other willful misconduct; (iii) the Executive’s material unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom the Executive owes an obligation of nondisclosure as a result of his relationship with the Company; or (iv) Executive’s willful and material breach of any of his obligations under any written agreement or covenant with the Company. Notwithstanding the foregoing, a termination by the Company resulting from a good faith determination that the Executive is unable, as a result of any medical or psychological illness, injury, or congenital condition, with or without reasonable accommodation, to perform the duties of his position, and that such disability has continued for a continuous period of ninety (90) days, or for periods aggregating one hundred twenty (120) days in any one year period, shall not be considered a termination without Cause for purposes of this Agreement.

(b)
“Change in Control” means any of the following: (i) a consolidation or merger of the Company with or into another entity or entities (whether or not the Company is the surviving entity); (ii) a sale or transfer by the Company of all or substantially all of its assets (determined either for the Company alone or with its subsidiaries on a consolidated basis); or (iii) any sale, transfer or issuance, or series of sales, transfer and/or issuances, of shares of the Company’s capital stock by the Company, or the holders thereof, as a result of which the holders of the Company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of the Board of Directors of the Company immediately prior to such sale, transfer or issuance (or series thereof) cease to own the Company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of the Board of Directors of the Company.

Notwithstanding the foregoing, a “Change in Control” shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

(c)
“Good Reason” shall mean (i) a material diminution in the Executive’s base salary or incentive compensation opportunity, (ii) a material diminution in Executive’s duties, responsibilities and authority, or (iii) a material breach by the Company of any written agreement between the Executive and the Company; provided, however, that Executive shall not be considered to have resigned for Good Reason unless the notice of resignation is given not more than ninety (90) days following the occurrence of the event or circumstance constituting Good Reason and specifies such event or circumstance in reasonable detail, and the Company fails to cure such event or circumstance within thirty (30) days following the date of such notice. If the Company cure such event or circumstance, the Executive may withdraw his notice of resignation without prejudice, but if he fails to do so his resignation will be treated as a resignation without Good Reason.

Michael K. McGarrity.  We entered into an employment agreement dated September 8, 2005 with Mr. McGarrity, in connection with his employment as our Chief Marketing Officer. The employment agreement provides an initial base salary of $235,000 per year, or such greater amount as our Board of Directors may from time to time establish. The agreement also provides Mr. McGarrity with an initial performance bonus opportunity of $90,000 per year. Based on the terms of Mr. McGarrity’s employment agreement in effect as of December 31, 2014, in the event we terminated Mr. McGarrity’s employment for reasons other than cause, Mr. McGarrity would have been entitled to a severance payment equal to six months’ base salary plus a prorated calculation of his annual bonus. Since his appointment as CEO, Mr. McGaritty’s compensation and bonus has been commensurate with his new position.
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

Non-Employee Director Compensation Table
During Fiscal Year 2015, five directors earned cash fees for their services on the Board of Directors. The other director did not receive any cash fees for his services on the Board of Directors, but was entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with his attendance at Board of Directors and board committee meetings. Our non-employee directors were eligible to receive stock options under the 2014 Plan.

Name and Principal Position	Year	Fees Earned or Paid	Option Awards (1)	All other compensation	Total
André de Bruin	2015	$45,000	$—	$—	$45,000
Lorin J. Randall	2015	$67,500	$11,300	$—	$78,800
Sheli Z. Rosenberg	2015	$—	$—	$—	$—
Michael J. Ward	2015	$57,500	$11,300	$—	$68,800
Gene Cartwright, Ph.D.	2015	$52,500	$11,300	$—	$63,800
Erik Holmlin, Ph.D.	2015	$45,000	$11,300	$—	$56,300
Kristopher A. Wood	2015	$—	$—	$—	$—

(1)
The fair value for awards is calculated for option awards, by using the Black-Scholes option pricing model. This value does not reflect estimated forfeitures or awards actually forfeited during the year. The actual value, if any, which will be realized upon the exercise of an option, will depend upon the difference between the exercise price of the option and the market price of the common stock on the date the option is exercised.

On September 30, 2015, the Board of Directors granted options to each of Dr. Cartwright, Mr. Ward, Mr. Randall, and Dr. Holmlin to purchase 10,000 shares of common stock at the price of $1.68 per share, the fair market value of the shares on the date of grant as calculated in accordance with the 2014 Plan. The options vest monthly over one year.

During 2008, the Compensation Committee recommended and the Board of Directors approved a director compensation plan. The director compensation plan applies to independent directors. The director compensation plan generally compensates directors for their service as a member of the Board of Directors through an annual cash award of $40,000, payable quarterly in arrears, and the grants to each such director of options to purchase shares of common stock having an approximate Black-Scholes value of $60,000, which vest monthly over one year. In addition, each director receives a cash award of $7,500 for each year of service on the Compensation Committee and Audit Committee and a cash award of $5,000 for each year of service on the Corporate Governance and Nominating Committee. Committee Chairs receive different cash rewards for each year of service in such capacity, as follows: the Audit Committee Chair receives a cash award of $15,000 for each year of service; the Compensation Committee Chair receives a cash award of $12,500 for each year of service; and the Corporate Governance and Nominating Committee Chair receives $10,000 for each year of service. In 2013, the Board of Directors approved that the Chairman of the Board of Directors is entitled to also receive a cash award of $30,000 per year. Additionally, directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 with respect to shares of the Company’s common stock that may be issued under the company’s equity compensation plans, except that all share and per share information has been revised to reflect the 20-to-1 reverse stock split of our issued and outstanding shares of common stock effective at the close of business on April 8, 2015. As of December 31, 2015, the 2014 Plan was the only plan under which grants can be made. Stockholders approved the 2014 Plan on May 28, 2014.

Equity Compensation Plan Table
Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted Average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	632,204	20.81	781,223
Equity compensation plans not approved by shareholders	—	—	—
Total	632,204	20.81	781,223

Security Ownership of Certain Beneficial Owners, Directors and Management
Unless otherwise indicated, the following table sets forth, as of March 31, 2016, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of our Common Stock based upon the most recent information available to us for (i) each person known by us to own beneficially more than five (5%) percent of our outstanding Common Stock, (ii) each current director, (iii) each current executive officer and (iv) all executive officers and directors as a group. Except as otherwise indicated, each listed stockholder directly owned his or her shares and had sole voting and investment power. Unless otherwise noted, the address for each person listed below is Nanosphere, Inc., 4088 Commercial Avenue, Northbrook, Illinois 60062.
In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we have deemed outstanding shares of Common Stock subject to options held by that person that are exercisable within 60 days of March 31, 2016. We have not deemed these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
5% Stockholders:
Perkins Capital Management, Inc. (1)	3,076,338	20.0%
Perella Weinberg Partners Capital Management LP (2)	900,000	6.8%

Directors and Named Executive Officers:
Michael K. McGarrity (3)	217,074	*
Kenneth Bahk, Ph.D. (4)	50,833	*
Farzana M. Moinuddin (5)	7,666	*
Gene Cartwright, Ph.D. (6)	6,925	*
Erik Holmlin, Ph.D. (7)	6,925	*
Lorin J. Randall (8)	15,199	*
Michael J. Ward (9)	7,278	*
Kristopher A. Wood	—	*

All executive officers and current directors as a group (8 persons) (10)	311,900	2.5%
* Represents less than 1% of the outstanding shares of common stock.

(1)
Share information is furnished in reliance on the Schedule 13D of Perkins Capital Management, Inc. (“PCMI”) filed with the SEC on February 1, 2016. PCMI is a registered investment adviser and beneficially owns 1,540,594 common equivalents and 1,535,744 warrants exerciseable within 60 days on behalf of its investment advisory clients, and has sole voting power over 1,395,594 of these shares and sole dispositive power over 3,076,338 shares. PCMI disclaims beneficial interest in all shares held in its investment advisory client accounts. The address for PCMI is 730 East Lake Street, Wayzata, Minnesota 55391.

(2)
Share information is furnished in reliance on the Schedule 13G/A of Perella Weinberg Partners Capital Management LP filed with the SEC on March 2, 2016. Represents warrants to acquire 900,000 shares of common stock, which are currently exercisable and held of record by NSPH Funding LLC. LSAF Funding LLC is the sole member of NSPH Funding LLC. Life Sciences Alternative Funding Holdings LLC is the sole member of LSAF Funding LLC. LSAF Holdings LLC is the controlling equity owner of Life Sciences Alternative Funding Holdings LLC. LSAF Holdings LLC is managed by its managing member, Perella Weinberg Partners Asset Based Value Master Fund II L.P. Perella Weinberg Partners Asset Based Value GP L.P. is the general partner of Perella Weinberg Partners Asset Based Value Master Fund II L.P. Perella Weinberg Partners Asset Based Value GP LLC is the general partner of Perella Weinberg Partners Asset Based Value GP L.P. Perella Weinberg Partners Capital Management LP is the Managing Member of Perella Weinberg Partners Asset Based Value GP LLC. The address for each of the foregoing entities is 767 Fifth Avenue, New York, NY 10153.

(3)	Includes options to purchase 73,282 shares of common stock that are exercisable within 60 days.

(4)	Includes options to purchase 15,833 shares of common stock that are exercisable within 60 days.

(5)	Includes options to purchase 1,666 shares of common stock that are exercisable within 60 days.

(6)	Includes options to purchase 6,925 shares of common stock that are exercisable within 60 days.

(7)	Includes options to purchase 6,925 shares of common stock that are exercisable within 60 days.

(8)	Includes options to purchase 15,199 shares of common stock that are exercisable within 60 days.

(9)	Includes options to purchase 7,278 shares of common stock exercisable within 60 days.

(10)	Includes options to purchase 311,892 shares of common stock exercisable within 60 days.
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

In addition, any related person transaction previously approved by the Audit Committee or otherwise already existing that is ongoing in nature will be reviewed by the Audit Committee on an ongoing basis to ensure that such related person transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and that all required disclosures regarding the related person transaction are made. No such transactions were approved during 2015.

Independence of Directors

Current directors Gene Cartwright, Ph.D., Erik Holmlin, Ph.D., Lorin J. Randall, Michael J. Ward and Kristopher A. Wood are “independent” in accordance with the rules of the NASDAQ Capital Market.

Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees billed for professional services rendered by Deloitte & Touche LLP in fiscal years 2014 and 2015. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP during the years ended December 31, 2014 or 2015.

	Fiscal Year 2014	Fiscal Year 2015
Audit Fees(1)	$424,440	$821,110
Audit-Related Fees(2)	$2,000	$2,000
Tax Fees	---	---
All Other Fees	---	---
Total Fees	$426,440	$823,110

(1)
Audit Fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and internal control over financial reporting (only 2014) and review of the quarterly financial information, including certain accounting consultations in connection with the audit, consents, comfort letters and out-of-pocket expenses.

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

NANOSPHERE, INC.
By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer

By:	/s/ Farzana M. Moinuddin
Farzana M. Moinuddin
Acting Principal Financial Officer
Date: April 8, 2016