Form 10-Q
period 2016-03-31
NANOSPHERE INC
filed 2016-05-16
CIK 1105184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 6, 2016, was 13,544,248

NANOSPHERE, INC.

PART I.
FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Nanosphere, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$13,400	$15,107
Restricted cash	5,000	4,000
Accounts receivable - net of allowance for doubtful accounts	4,248	4,266
Inventories	5,831	6,061
Other current assets	588	403
Total Current Assets	29,067	29,837
Property and equipment - net of accumulated depreciation	8,899	8,895
Intangible Assets - net of accumulated amortization	1,744	1,823
Other Assets	75	75
Total Assets	$39,785	$40,630
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable	$2,209	$1,769
Accrued compensation	1,377	1,628
Other current liabilities	3,355	3,313
Debt - net	20,552	15,340
Total Current Liabilities	27,493	22,050

Total Liabilities	27,493	22,050
Commitments and contingencies
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; 10,000,000 shares authorized;
Series C: 8,384.8, and 8,431.8 shares issued and outstanding as of March 31, 2016, and December 31, 2015, respectively	3,791	4,003
Common stock, $0.01 par value; 150,000,000 shares authorized; 12,270,248 shares and 11,570,248 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	123	116
Additional paid-in capital	467,443	466,958
Accumulated deficit	(459,065)	(452,497)
Total Stockholders’ Equity	12,292	18,580
Total Liabilities and Stockholders' Equity	$39,785	$40,630
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product sales	$6,589	$4,618
Total revenue	6,589	4,618
Costs and Expenses:
Cost of sales	3,540	2,486
Research and development	3,744	3,640
Sales, general, and administrative	4,911	5,226
Restructuring costs	—	513
Total costs and expenses	12,195	11,865
Loss from Operations	(5,606)	(7,247)
Other income (expense):
Interest expense	(971)	(287)
Other income	9	1
Total other expense	(962)	(286)
Net Loss and Comprehensive Loss	$(6,568)	$(7,533)

Deemed dividend on Series C convertible preferred stock, due to beneficial conversion feature	$(117)	$—
Loss Attributable to Common Shareholders	$(6,685)	$(7,533)

Net loss per common share - basic and diluted	$(0.55)	$(1.29)

Weighted average number of common shares outstanding - basic and diluted	12,114	5,842
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(6,568)	$(7,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	561	417
Amortization of intangible assets	79	82
Amortization of financing costs and accretion of debt discount	242	66
Share-based compensation	280	403
Provision for bad debt	(3)	102
Restructuring costs	—	513
Changes in operating assets and liabilities:
Accounts receivable	21	807
Inventories	37	(861)
Other current assets	(185)	(453)
Accounts payable	440	777
Accrued and other current liabilities	(209)	49
Net cash used in operating activities	(5,305)	(5,631)
INVESTING ACTIVITIES:
Purchases of property and equipment	(372)	(271)
Restricted cash	(1,000)	—
Net cash used in investing activities	(1,372)	(271)
FINANCING ACTIVITIES:
Proceeds from the issuance of debt	5,000	—
Payments on debt	—	(927)
Payment of debt issuance costs	(30)	—
Net cash provided by financing activities	4,970	(927)
Net decrease in cash and cash equivalents	(1,707)	(6,829)
Cash and cash equivalents - beginning of period	15,107	21,053
Cash and cash equivalents - end of period	$13,400	$14,224
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of property and equipment to inventory	$193	$8
Conversion of convertible Series C preferred stock to common stock	329	—
Deemed dividend on conversion of preferred stock to common stock	117	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	632	222
See notes to unaudited condensed financial statements.

Nanosphere, Inc.
Condensed Statement of Stockholders' Equity
(in thousands)
(Unaudited)

	Convertible Preferred Stock
	Series C		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accum. Deficit	Total
Balance at January 1, 2016	9	$4,003	11,571	$116	$466,958	$(452,497)	$18,580
Deemed dividend on conversion of preferred stock to common stock	—	117	—	—	(117)	—	—
Conversion of convertible preferred stock to common stock	—	(329)	700	7	322	—	—
Share-based compensation expense	—	—	—	—	280	—	280
Net loss	—	—	—	—	—	(6,568)	(6,568)
Balance as March 31, 2016	9	$3,791	12,271	$123	$467,443	$(459,065)	$12,292

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
Basis of Presentation - The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these condensed financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2015 and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.
The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Use of Estimates - The preparation of financial statements in conformity with U.S GAAP which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. The Company’s significant estimates included in the preparation of the condensed financial statements are related to inventories, property and equipment, intangible assets, debt, preferred stock, warrants, and share-based compensation. Actual results could differ from those estimates.

Restricted Cash - Any cash that is legally restricted from use is recorded in restricted cash on the condensed balance sheets. The new term loan facility (See Note 2) requires the Company to maintain a minimum account balance which is considered to be restricted cash. The restricted cash balance was $5.0 million, and $4.0 million, on March 31, 2016, and December 31, 2015, respectively. This increase in the restricted cash balance is due to the terms outlined in the amended loan agreement, and a requirement to draw down the second tranche of debt.
Deferred Financing Costs - Costs incurred to issue debt are deferred and amortized as a component of interest expense using the effective interest method over the term of the related debt agreement. Amortization expense of deferred financing costs was $0.2 million, and less than $0.1 million for the three month periods ended March 31, 2016, and 2015, respectively.
Fair Value of Financial Instruments - The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values. The fair value of debt was $18.5 million, and $14.7 million at March 31, 2016 and December 31, 2015, respectively. The carrying value of the debt was $25.0 million and $20.0 million as of March 31, 2016 and December 31, 2015, respectively.
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

The Company recorded the related issue costs and value ascribed to the warrants as a reduction of the debt.  The discount is amortized utilizing the effective interest method over the term of the debt.  The unamortized discount, if any, upon repayment of the notes will be expensed to interest expense. In accordance with ASC Subtopic 470-20, the Company determined the effective interest rate on the first tranche of debt was 22.0%, and 13.2% on the second tranche. The Company has also evaluated its debt and warrants in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation.

Evaluation Equipment - The Company monitors inventory held at customer sites for evaluation (“Evaluation Equipment”). Upon determination that such Evaluation Equipment is no longer available for sale and is to remain with the customer, Evaluation Equipment is reclassified to property plant and equipment as leased equipment, which is typically after twelve months following initial placement. During the three month periods ended March 31, 2016, the Company reclassified $0.3 million of Evaluation Equipment to property, plant, and equipment.  The Company commences depreciation on the date of transfer and such Evaluation Equipment is depreciated over a three year period.
Recent Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU 2016-02 on the condensed financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2016-08 on the condensed financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on the condensed financial statements and related disclosures.
2. Liquidity, Capital Resources and Recent Developments
Liquidity and Capital Resources
As of March 31, 2016, the Company has incurred net losses of $459.1 million since inception, and has funded those losses primarily through the sale and issuance of equity securities and secondarily through the issuance of debt. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future. The Company had cash and cash equivalents of $18.4 million, of which $5.0 million is restricted cash as of March 31, 2016 and net cash used in operating activities of $5.3 million for the three month period ended March 31, 2016.
The Company's current and anticipated cash resources will likely be insufficient to support currently forecasted operations within one year after the date that the financial statements are issued, and therefore, the Company will need additional debt or equity financing in the future to execute its business plan and to be able to continue as a going concern. Capital outlays and operating expenditures that would otherwise increase over the next twelve months as the Company expands its infrastructure, manufacturing capacity and research and development activities to support commercialization of its products may need to be curtailed which may not be advantageous for the Company's business operations. Many of the aspects of the Company’s forecasts involve management’s judgments and estimates that include factors that could be beyond the Company's control and actual results could differ. These and other factors could cause the Company's forecasted plans to be unsuccessful which could have a material adverse effect on the Company's operating results, financial condition, and liquidity and causes substantial doubt about the Company’s ability to continue as a going concern.
Term Loan Facility with NSPH Funding LLC and SWK Funding LLC
On May 14, 2015, (the "Closing Date") the Company entered into a Loan and Security Agreement ("Loan Agreement") with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding, LLC, and SWK Funding LLC, as lenders (together, the “Lenders”) providing for the Lenders to advance term loans in an aggregate amount of up to $30.0 million (the “Loan”) to the Company. NSPH Funding LLC also agreed to act as agent under the loan facility (the “Collateral Agent”).

The Company immediately drew down $20.0 million of the Loan and an additional $5.0 million on February 5, 2016. In connection with the additional draw down, the minimum account balance in the Company’s accounts that are subject to a control agreement in favor of the Collateral Agent, increased to $5.0 million.
The Loan Agreement requires that the Company maintain, as of the last day of each fiscal quarter of the Company beginning in the first fiscal quarter of 2016, a minimum adjusted cash flow (the “Cash Flow Requirement”) which requirement increases each quarter. For example, in the first fiscal quarter of 2016, the Company must maintain negative adjusted cash flow of not less than $6.5 million. The Cash Flow Requirement requires that the Company achieve a positive adjusted cash flow of $0.2 million by the last day of the quarter that begins on October 1, 2017. If the Company fails to satisfy the required Cash Flow Requirement for any two out of three successive quarters, the date on which the first amortization payment is due under the Loan Agreement would accelerate to the next following payment date, and the minimum quarterly amortization rate would increase to approximately $3.3 million, resulting in a final, accelerated maturity for the term loan by the end of the sixth fiscal quarter thereafter. The Company met the Cash Flow Requirement for the fiscal quarter ended March 31, 2016.
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
Substantially all assets of the Company serve as collateral to the Loan Agreement. The Loan Agreement restricts our ability to pay cash dividends and certain other payments. The Loan agreement also provides that a material adverse change in the Company’s financial condition could trigger an event of default. If an event of default occurs all amounts owing under the Loan Agreement would become immediately due and payable and the Collateral Agent, could move against the collateral, including the Company’s cash and cash equivalents. While the Company does not believe that such an event of default has occurred, the Lenders may take a contrary position. If an event of default were to occur, such actions by the Collateral Agent would have an immediate and substantial negative effect on the Company’s ability to continue as a going concern, as it would essentially eliminate its cash reserves. The Company has not been notified of an event of default as of the date of issuance of these financial statements. As there is a more than remote likelihood that the Lenders may be entitled to declare an event of default under this clause in the next twelve months, the principal due subsequent to March 31, 2016 have been presented as a current liability.
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
Common Stock and Series C Convertible Preferred Stock Offering
On December 22, 2015, the Company completed a registered offering (the "Series C Offering") in which it issued 2,298,744 shares of its common stock at a price of $0.47 per share, with each share of common stock coupled with a 5-year warrant to purchase one share of common stock, at an exercise price of $0.70 per share and are exercisable for a period of 5 years until December 22, 2020 (the “Series C Investor Warrants”). These securities were sold in the form of a Class A Unit but were immediately separable and were issued separately at the closing.
For certain investors who would otherwise hold more than 4.99% of the Company’s common stock following the Series C Offering, the Company issued to such investors, in the form of Class B Units, 8,919.59044 shares of a new class of preferred stock designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 and which are convertible into 18,977,852 shares of the Company’s common stock at a conversion price equal to $0.47 per share of common stock, together with Series C Investor Warrants to purchase up to 18,977,852 shares of the Company’s common stock. These securities were sold in the form of a Class B Unit but were immediately separable and were issued separately at the closing.
In connection with the Series C Offering, and as partial payment of the placement agent’s fees in connection therewith, the Company issued to the placement agent and certain of its principals warrants to purchase an aggregate of 1,276,596 shares of common stock at an exercise price of $0.517 per share (the "Series C Placement Agent Warrants", and together with the Series C Investor Warrants, the "Series C Warrants") with a fair value of $0.7 million at issuance. The Series C Warrants were exercisable immediately upon issuance. At the time of issuance, the relative fair value of the Series C Investor Warrants was estimated at $10.5 million using the Black-Scholes model and recorded as issuance costs. The Series C Preferred Stock is perpetual and does not have a required dividend right or voting rights and has a liquidation preference of $0.01 per share. As of December 31, 2015, 487.790 shares of Series C Preferred Stock had been converted into 1,037,852 shares of common stock. As of March 31, 2016, an additional 329.0 shares of Series C Preferred stock had been converted to 700,000 of common stock.
Net proceeds from the Series C Offering of Class A Units and Class B Units after placement agent fees and other offering expenses was approximately $1.0 million, and $8.1 million, respectively.
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
3. Debt
The following table summarizes the Company's debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
NSPH Funding LLC and SWK Funding LLC	$25,000	$20,000
Debt discount, inclusive of issue costs	(4,448)	(4,660)
Debt	$20,552	$15,340
The following table sets forth the contractual future principal payments as of March 31, 2016:

Years Ending December 31
2016	$—
2017	1,250
2018	4,375
2019	7,667
2020	8,333
2021	3,375
Total	$25,000

4. Net Loss Per Common Share
Basic and diluted net loss, per common share have been calculated in accordance with ASC Topic 260, “Earnings Per Share”, for the three month periods ended March 31, 2016 and 2015. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The computation of basic net loss per common share for the three month periods ended March 31, 2016 and 2015 excluded 324,000 and 19,500 shares of restricted stock, respectively (see Note 5). While these restricted shares of stock are included in outstanding shares on the condensed balance sheet, these restricted shares are excluded from basic net loss per common share in accordance with ASC Topic 260 due to the forfeiture provisions associated with these shares.
The computations of diluted net loss per common share for the three month periods ended March 31, 2016 and 2015 did not include the outstanding shares of restricted stock, options to acquire common stock, common stock warrants, and convertible preferred stock, as the inclusion of these securities would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Restricted stock	324,000	19,500
Stock options	619,675	246,618
Common stock warrants	26,574,802	6,801
Convertible preferred stock (8,384.8 preferred shares that are convertible to 17,240,000 shares of common stock)	17,240,000	—
	44,758,477	272,919
5. Equity Incentive Plan
The Company’s board of directors has adopted and the shareholders have approved the Nanosphere, Inc. 2000 Equity Incentive Plan (the “2000 Plan”), the Nanosphere, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Nanosphere, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan,” and together with the 2000 Plan and the 2007 Plan, the “Plans”). Upon adoption of the 2014 Plan at the Company’s annual meeting of shareholders on May 28, 2014, the 2000 Plan and 2007 Plan were terminated. The Plans authorize the compensation committee to grant stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, incentive stock options, deferred share units and performance awards. Option awards are generally granted with an exercise price equal to or above the fair value of the Company’s common stock at the date of grant with ten year contractual terms. Certain options vest ratably, generally over three to four years of service, while other options cliff vest after seven years of service but provide for accelerated vesting contingent upon the achievement of various company-wide performance goals, such as decreasing time to market for new products and entering into corporate collaborations (as defined in the option grant agreements). For these “accelerated vesting” options, 20%-25% of the granted option shares will vest upon the achievement of each of four or five milestones as defined in the option grant agreements, with any remaining unvested options vesting on the seven year anniversary of the option grant dates. Approximately 3% of the options granted and outstanding contain “accelerated vesting” provisions. The fair values of the Company’s option awards granted during the three months ended March 31, 2016 are not material.
Total compensation cost recognized for all stock option awards was $0.3 million, and $0.2 million in the three month periods ended March 31, 2016, and 2015, respectively.

As of March 31, 2016, the total compensation cost not yet recognized related to the non-vested stock option awards is approximately $0.8 million, which is expected to be recognized over the next 2.8 years, with a weighted average term of 0.8 years. Certain milestone events are deemed probable of achievement prior to their seven year vesting term, and the acceleration of vesting resulting from the achievement of such milestone events has been factored into the weighted average vesting term. While the Company does not have a formally established policy, as a practice, the Company has delivered newly issued shares of its common stock upon the exercise of stock options.
A summary of option activity under the plans as of March 31, 2016, for the three month period ended is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in years	Aggregate Intrinsic Value of Options
Outstanding - January 1, 2016	632,204	$20.81
Granted	4,619	$0.69
Exercised	—	$—
Expired	—	$—
Forfeited	(17,148)	$(63.95)
Outstanding - March 31, 2016	619,675	$19.46	8.30	$572
Exercisable - March 31, 2016	152,021	$50.00	5.70	$25
Vested and Expected to Vest - March 31, 2016	606,851	$19.46	8.30	$572
No options were exercised in the three month periods ended March 31, 2016, and 2015, respectively.
Included in the number of options outstanding at March 31, 2016 are 18,034 options with a weighted average exercise price of $120.96 per share, which have accelerated vesting provisions based on the criteria mentioned above. The total fair value of shares vested during the three months ended March 31, 2016, and 2015, was less than $0.1 million and $0.9 million, respectively.
A summary of the restricted shares activity under the plans as of March 31, 2016, for the three month period ended is presented below:

Restricted Stock	Number of Shares
Outstanding - January 1, 2016	—
Granted	324,000
Vested	—
Forfeited	—
Outstanding - March 31, 2016	324,000
The Company recognized less than $0.1 million, and $0.2 million of restricted stock compensation expense during the three month periods ended March 31, 2016, and 2015, respectively.
Total stock based compensation for stock options and restricted stock is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Research and development	$29	$49
Selling and general	251	354
Total	$280	$403

6. Stockholders' Equity
On January 25, 2016, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market, notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company’s common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on The NASDAQ Capital Market pursuant to Listing Rule 5550(a)(2) (“Minimum Bid Price Rule”). In accordance with NASDAQ Listing Rules, the Company has been given 180 calendar days, or until July 25, 2016, to regain compliance with the Minimum Bid Price. If, at any time before July 25, 2016, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, NASDAQ will provide written notification to the Company that it complies with the Minimum Bid Price Rule. During this 180 calendar day period, the Company also may submit a plan to regain compliance to NASDAQ and may request up to an additional 180 calendar days to complete the plan. There can be no assurance that the Company will regain compliance or maintain the listing of its common stock on the NASDAQ Capital Market or qualify to transfer the listing of its common stock to another national securities exchange or stock market.

7. Intangible Assets
Intangible assets, consisting of purchased intellectual property, as of March 31, 2016 and December 31, 2015 comprise the following (in thousands):

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intellectual property - licenses	$3,331	$(1,778)	$1,553	$3,331	$(1,710)	$1,621
Patents	455	(264)	191	455	(253)	202
Total	$3,786	$(2,042)	$1,744	$3,786	$(1,963)	$1,823
The Company reviews its long-lived assets for impairment as a single asset group whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company will continue to monitor the recoverability of its long-lived assets. If results continue to decline, it could result in revisions to management’s estimates of the fair value of the asset group and may result in future charges. There were no license costs written off as of March 31, 2016, or December 31, 2015.
Amortization expense for intangible assets was $0.1 million for each of the three month periods ended March 31, 2016, and 2015 respectively. Estimated future amortization expense is as follows (in thousands):

Years Ending December 31
2016 (April to December)	$238
2017	301
2018	219
2019	219
Thereafter	767
Licenses are amortized from the date of initial use of the licensed technology and such amortization continues over the remaining life of the license. The future amortization expense reflected above is based on licenses for which the licensed technology is being used as of March 31, 2016.
8. Commitments and Contingencies
In November 2013, the Company exercised its renewal option on the lease at its corporate headquarters, and the lease term was extended to May 2017. Rent and operating expenses associated with the office and laboratory space were $0.4 million for both of the three month periods ended March 31, 2016, and 2015, respectively.
On January 1, 2015 the Company was leasing 40,749 square feet of space for its administrative, executive, research and development, and manufacturing functions. On February 16, 2015, the Company exercised an option under its lease to acquire an additional 7,721 square feet of space at its corporate headquarters to expand its manufacturing facility, now leasing a total of 48,470 square feet.
With this additional space, the annual future minimum obligations, including common area maintenance (CAM), for the operating leases as of March 31, 2016, are as follows:

Years Ending December 31	Operating Lease & CAM (in thousands)
2016 (April to December)	$611
2017	349
Total minimum lease payments	960
9. Restructuring Costs
In January 2015, the Company eliminated certain full time positions, and recorded a restructuring expense of $0.5 million for severance. The Company had paid the severance through September 2015. There were no restructuring costs recorded for the period ended March 31, 2016.
10. Subsequent Events

From April 1, 2016 through May 16, 2016, an additional 235.0 shares of Series C Preferred Stock had been converted into 500,000 shares of common stock.

On April 14, 2016, the Compensation Committee (the “Committee”) of the Company’s Board of Directors awarded shares of restricted common stock (the “Executive Stock Awards”) to Michael McGarrity, the Company’s President and Chief Executive Officer, Kenneth Bahk, the Company’s Chief Strategy Officer, and Farzana Moinuddin, the Company’s Acting Principal Financial Officer and Chief Accounting Officer, and Secretary, in the amounts of 225,000, 50,000, and 10,000 shares, respectively. The Executive Stock Awards were issued on April 20, 2016 and shall vest and become exercisable in twelve, equal, quarterly installments over a three years period on January 1, April 1, July 1 and October 1 each year commencing July 1, 2016, subject to continued employment, forfeiture and cancellation upon a termination for cause, and acceleration upon a change in control of the Company.

On May 15, 2016, the Company, Luminex Corporation, a Delaware corporation (“Luminex”), and Commodore Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Luminex (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Luminex has agreed that it will commence a cash tender offer (the “Offer”) to acquire all of the shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) for a purchase price of $1.35 per share, net to the holders thereof, in cash (the “Offer Price”), without interest, subject to the terms and conditions of the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Luminex a termination fee of $2,250,000.

Luminex has agreed to commence the Offer as promptly as reasonably practicable from the date of the Merger Agreement (but in no event later than fifteen (15) business days from the date of the Merger Agreement). The consummation of the Offer will be conditioned on (i) at least a majority of the issued and outstanding shares of the Common Stock as of the merger date having been validly tendered into and not withdrawn from the Offer, and (ii) other customary conditions. The Merger Agreement provides that, as soon as practicable (but not more than three (3) business days) following the consummation of the Offer, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Luminex. The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware (“DGCL”), with no stockholder vote required to consummate the Merger. The Merger Agreement also provides for the waiver of the non-compete covenants in the employment agreements of Michael McGarrity, the Company’s President and Chief Executive Officer, and Kenneth Bahk, the Company’s Chief Strategy Officer.

For a complete description of the terms and conditions of the Merger Agreement, please see the Company’s Current Report on Form 8-K as filed with the SEC on May 16, 2016. A copy of the Merger Agreement is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
11. Supplemental Financial Information

Inventories (in thousands):	March 31, 2016	December 31, 2015
Raw materials	$2,785	$3,183
Work-in-process	439	234
Finished goods	2,607	2,644
Inventories	$5,831	$6,061

Accounts Receivable (in thousands):	March 31, 2016	December 31, 2015
Accounts receivable	$4,446	$4,467
Allowance for doubtful accounts	(198)	(201)
Accounts receivable - net	$4,248	$4,266

Property and Equipment (in thousands):	March 31, 2016	December 31, 2015
Property and equipment - at cost	$22,062	$23,135
Less accumulated depreciation	(16,966)	(16,636)
Construction-in-Progress	3,803	2,396
Property and equipment - net	$8,899	$8,895

Other Current Liabilities (in thousands):	March 31, 2016	December 31, 2015
Accrued clinical trial expenses	$704	$236
Accrued license fees	—	—
All other	2,651	3,077
Other current liabilities	$3,355	$3,313

	Three months ended March 31,
Product Reporting:	2016	2015
Revenues:
Instruments	$538	$703
Consumables	6,051	3,915
Total revenues	$6,589	$4,618

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We believe the Verigene System is differentiated by its ease of use, superior analytical performance and ability to detect many targets on a single test, referred to as “multiplexing”. It provides lower cost solutions for laboratories not already performing molecular diagnostic testing and enables the full range of hospital laboratories and hospitals without advanced diagnostic capabilities to perform molecular genetics and infectious disease testing. Our unique ability to detect proteins, in addition to genetic and drug resistant markers, at sensitivity levels considerably higher than current methods for certain targets, may enhance the viability and clinical utility of both new and existing biomarkers potentially allowing for earlier detection and intervention for various disease states.
Our test offering has the potential and has been shown to improve outcomes compared to current culture based microbiology methods by providing rapid and clinically actionable results that can improve patient outcomes, reduce mortality, reduce the use of and costs associated with unnecessary antibiotics and associated drug resistance, and improve healthcare economics.
In addition to our menu of infectious disease tests, we are currently developing a next generation Verigene System (Verigene Flex) that will deliver improved user experience. This system is designed to provide reduced time to result, improved user interface, and a single consolidated room-temperature stable cartridge in a fully automated sample to result system with an optimized footprint. We expect to submit Verigene Flex for FDA clearance in the third quarter of 2016.
At this time, we believe our current Verigene System instrument inventory levels are sufficient to meet demand. With the next generation Verigene Flex in development, we will closely monitor inventory levels and forecasted sales to manage our investment to meet demand while managing the risk of obsolete inventory. A significant portion of our inventory is instruments held at outside customers for evaluation prior to purchase. These instruments may not convert to sales and may be returned to the Company. If returned, these instruments are refurbished and remain available for sale inventory. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demands and market conditions. If actual future demands or market conditions are less favorable than those projected by management, inventory write-downs may be required.
Our Applications
The following table summarizes the FDA and CE In-Vitro Diagnostic Mark ("CE IVD Mark") regulatory status of our current and near term applications of genetic and infectious disease tests on the Verigene System:

Assay	FDA Status(1)	CE IVD Mark Status(2)
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	510(k) cleared	CE IVD Marked
Respiratory Pathogens/Expanded Panel (RP Flex)	510(k) cleared	CE IVD Marked
Bloodstream Infection (BSI) Panels
• Blood Culture – Gram Positive (BC-GP)	510(k) cleared	CE IVD Marked
• Blood Culture – Gram Negative (BC-GN)	510(k) cleared	CE IVD Marked
• Blood Culture – Yeast (BC-Y)	In development	In development
C. difficile (CDF)	510(k) cleared	CE IVD Marked
Enteric Panel (EP)	510(k) cleared	CE IVD Marked
Enteric Panel on Next Gen Verigene platform (EP)	In development	In development

(1)
For further description of our FDA regulatory requirements, please refer to the section “Regulation by the United States Food and Drug Administration” in our Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	For further description of our CE IVD Mark regulatory requirements, please refer to the section “Foreign Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2015.
(3)	Currently cleared only for use with the original Verigene Processor.
The following table lists our international regulatory submissions and status thereof:

International Submissions & Approvals	Country
Assay	Saudi Arabia	Mexico	Japan	South Korea
Infectious Disease Assays:
Respiratory Virus with Sub-Typing (RV+)	Approved	Approved
Blood Culture – Gram Positive (BC-GP)	Approved	Approved	Approved (1)	Submitted
Blood Culture – Gram Negative (BC-GN)	Approved		Approved (1)
C. difficile (CDF)	Approved
Human Pharmacogenetic Assays:
Hypercoagulation (FV, FII, MTHFR Panel)	Approved
CYP2C19 Genetic Variance				Submitted

(1)	Approval received on April 26, 2016.
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
Financial Operations Overview
Since inception we have incurred net losses each year, and we expect to continue to incur losses for the foreseeable future. Our net loss was $6.6 million for the three month periods ended March 31, 2016 and $7.5 million for the same period in 2015. As of March 31, 2016, we had an accumulated deficit of approximately $459.1 million. Our operations to date have been funded principally through capital contributions from investors in six underwritten public offerings of common stock and, prior thereto, in private placements of our convertible preferred stock which was converted to common stock in 2007. In May 2013, the Company entered into a $22 million loan agreement with Silicon Valley Bank and Oxford Finance LLC secured by all the assets of the Company and bearing an interest rate of 9.25%.
On May 14, 2015 we entered into a new $30.0 million loan facility with NSPH Funding LLC, an affiliate of Life Sciences Alternative Funding LLC, and SWK Funding LLC, as lenders, and immediately drew down $20.0 million, terminated our loan agreement with Silicon Valley Bank and Oxford Finance LLC, and repaid approximately $8.9 million in full satisfaction of all outstanding liabilities and obligations to the Silicon Valley Bank and Oxford Finance LLC. Also on May 14, 2015, we completed the issuance and sale of shares of series A convertible preferred stock and unregistered common stock warrants for aggregate net proceeds to us of approximately $4.0 million. On June 11, 2015, we completed the issuance and sale of shares of series B convertible preferred stock and unregistered common stock warrants for aggregate net proceeds to us of approximately $4.0 million. On December 22, 2015, we completed the issuance and sale of common stock, series C convertible preferred stock and common stock warrants for aggregate net proceeds to us of approximately $9.1 million. See "Note 2 - Liquidity and Capital Resources" for a description of these transactions.
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
Three Month Period Ended March 31, 2016 Compared to the Three Month Period Ended March 31, 2015
Revenues
Revenues were $6.6 million for the three months ended March 31, 2016, as compared to $4.6 million for the same period in 2015. This growth in revenue was driven primarily by our expanding customer base and utilization of our test menu to our U.S. microbiology customers, which increased consumable revenues by 55% to $6.1 million. There were approximately 7 customer placements during the first quarter of 2016.
Cost of Sales
Cost of sales increased to $3.5 million for the three months ended March 31, 2015 from $2.5 million in the same period of 2015. This 42% increase in cost of goods sold was due to the increase in revenues.
Cost of sales for the period ended March 31, 2016, also includes depreciation expense of $0.25 million related to leased evaluation equipment held at customer locations.
Gross Margin
Gross margins remained relatively flat at 46.3% during the three months ended March 31, 2016 from 46.2% in the same period of 2015.

Research and Development Expenses
Research and development expenses were $3.7 million for the three months ended March 31, 2016 and remained relatively flat when compared to $3.6 million for the same period in 2015.
Sales, General and Administrative Expenses
Sales, general and administrative expenses decreased in the three months ended March 31, 2016 to $4.9 million from $5.2 million during the same period in 2015. This is due to the following: (1) repeal of the medical device tax which reduced costs by $0.1 million, (2) decrease in equity compensation expense related to the reduction in fair value of option granted in recent years compared to prior years of $0.1 million, (3) decrease in bad debt expense of $0.1 million.
Interest expense
Interest expense was for the three months period ended March 31, 2016 was $1.0 million as compared to $0.3 million for the same period in 2015. This increase was due to the new debt facility we entered into in May 2015.
Other income
Other income was less than $0.1 million for both three month periods ended March 31, 2016, and 2015, respectively.

Liquidity and Capital Resources
From our inception in December 1999 through March 31, 2016, we have received net proceeds of $141.8 million from the sale of convertible preferred stock and issuance of notes payable that were exchanged for convertible preferred stock, $102.2 million from our November 2007 initial public offering, $35.4 million from our October 2009 underwritten public offering, $32.2 million from our May 2011 underwritten public offering, $27.0 million from our July 2012 underwritten public offering of common stock, $4.7 million from our May 2013 underwritten public offering, $11.7 million from our May 2013 issuance of debt and warrants, $27.8 million from our September 2013 underwritten public offering of common stock, $18.5 million from our October 2014 underwritten public offering of common stock, $19.0 million from our May 2015 issuance of debt and warrants, $4.0 million from our May 2015 issuance of convertible preferred stock, $4.0 million from our June 2015 issuance of convertible preferred stock, and $9.2 million from our December 2015 issuance of preferred stock and common stock. We have devoted substantially all of these funds to research and development and sales, general and administrative expenses. Since our inception, we have generated minimal revenues from the sale of the Verigene System, including consumables and related products, to our initial clinical customers, research laboratories and government agencies. We also incurred significant losses and, as of March 31, 2016, we had an accumulated deficit of approximately $459.1 million. While we are currently in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses in the foreseeable future.
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
As of March 31, 2016, we had $18.4 million in cash and cash equivalents, which includes $5.0 million restricted cash, as compared to $19.1 million at December 31, 2015, which included $4.0 million restricted cash; a decrease of total cash of $0.7 million.
The decrease in cash and cash equivalents was principally due to the net proceeds received for the second tranche of debt of approximately $5.0 million, offset with the use of cash in operating activities of $5.3 million and investing activities of approximately $0.4 million (not including restricted cash). Net cash used in operating activities during the three months ended March 31, 2016, decreased to $5.3 million from $5.6 million during the same period in 2015. This reduction is due to increased revenue, and improved inventory and cash management.
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2016, compared to $0.3 million for the same period in 2015, due to the additional restricted cash balance of $1.0 million required by our new term loan facility.
There was net $5.0 million provided by our debt and equity financing activities during the three months ended March 31, 2016, compared to $0.9 million of cash provided by financing activities for the same period in 2015, due to the draw down of the second tranche of our debt facility.
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
Subsequent Events

From April 1, 2016 through May 16, 2016, an additional 235.0 shares of Series C Preferred Stock had been converted into 500,000 shares of common stock.

On April 14, 2016, the Compensation Committee (the “Committee”) of the Company’s Board of Directors awarded shares of restricted common stock (the “Executive Stock Awards”) to Michael McGarrity, the Company’s President and

Chief Executive Officer, Kenneth Bahk, the Company’s Chief Strategy Officer, and Farzana Moinuddin, the Company’s Acting Principal Financial Officer and Chief Accounting Officer, and Secretary, in the amounts of 225,000, 50,000 and 10,000 shares, respectively. The Executive Stock Awards were issued on April 20, 2016 and shall vest and become exercisable in twelve, equal, quarterly installments over a three year period on January 1, April 1, July 1 and October 1 each year commencing July 1, 2016, subject to continued employment, forfeiture and cancellation upon a termination for cause, and acceleration upon a change in control of the Company.

On May 15, 2016, the Company, Luminex Corporation, a Delaware corporation (“Luminex”), and Commodore Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Luminex (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Luminex has agreed that it will commence a cash tender offer (the “Offer”) to acquire all of the shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) for a purchase price of $1.35 per share, net to the holders thereof, in cash (the “Offer Price”), without interest, subject to the terms and conditions of the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Luminex a termination fee of $2,250,000.

Luminex has agreed to commence the Offer as promptly as reasonably practicable from the date of the Merger Agreement (but in no event later than fifteen (15) business days from the date of the Merger Agreement). The consummation of the Offer will be conditioned on (i) at least a majority of the issued and outstanding shares of the Common Stock as of the merger date having been validly tendered into and not withdrawn from the Offer, and (ii) other customary conditions. The Merger Agreement provides that, as soon as practicable (but not more than three (3) business days) following the consummation of the Offer, Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Luminex. The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware (“DGCL”), with no stockholder vote required to consummate the Merger. The Merger Agreement also provides for the waiver of the non-compete covenants in the employment agreements of Michael McGarrity, the Company’s President and Chief Executive Officer, and Kenneth Bahk, the Company’s Chief Strategy Officer.

For a complete description of the terms and conditions of the Merger Agreement, please see the Company’s Current Report on Form 8-K as filed with the SEC on May 16, 2016. A copy of the Merger Agreement is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing or unconsolidated special-purpose entities as of March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4.	Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of the Chief Executive Officer and the Acting Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Principal

Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
2.1+
Agreement and Plan of Merger, dated as of May 15, 2016, among Luminex Corporation, Commodore Acquisition, Inc., and Nanosphere, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 16, 2016 and incorporated herein by reference).

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
101.1*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited), (iii) Condensed Statements of Stockholders’ Equity (unaudited), (iv) Condensed Statements of Cash Flows (unaudited), and (v) Notes to unaudited Condensed Financial Statements.

+
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedule so furnished. A list identifying the contents of all omitted exhibits and schedules can be found in Exhibit 2.1.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOSPHERE, INC.
By:	/s/ Michael K. McGarrity
Michael K. McGarrity
President and Chief Executive Officer
Date: May 16, 2016

By:	/s/ Farzana M. Moinuddin
Farzana M. Moinuddin
Acting Principal Financial Officer and Chief Accounting Officer
Date: May 16, 2016